Form 10-Q
period 1994-03-31
WHOLESALE AUTO RECEIVABLES CORP
filed 1994-05-13
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MARCH 31, 1994, OR


          TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION
          PERIOD FROM ________ TO ________.



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323
- ----------------------------------------------    ------------
       (Exact name of registrant as                Commission
        specified in its charter)                  file number




A Delaware Business Trust                 51-6189382
- -------------------------------           -------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)




c/o  Citibank Delaware
One Penn's Way
Newcastle, Delaware                            19720
- ----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)



Registrants' telephone number,
including area code                             (302) 323-3973
                                                --------------



Securities registered pursuant to Section 12 (b) of the Act:
(None).  Section 12 (g) of the Act:  (None).



     Indicate by check mark whether each of the registrants
(1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No      .

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities
Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                     PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.



         1.    Statement of Assets and Liabilities, March 31,
               1994.

         2. Statement of Distributable Income for the period January 25, 1994 (inception) through
               March 31, 1994.

         3.    Notes to Financial Statements.



     The above described Financial Statements for the registrant is submitted herewith as Exhibit 20.1.

     In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                     ______________________________

                                 PART II



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.



     The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Citibank Delaware, as Owner Trustee, and issued the following floating rate Asset-Backed Notes and Certificates. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for asset-backed notes and asset-backed certificates representing undivided interests in the Trust. The Trust property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                      Wholesale
          Date of      Finance
          Sale and     Initial      Asset-
          Servicing     Sale        Backed     Asset-Backed
Trust     Agreement     Amount      Notes      Certificates
- --------  ----------  ---------- ------------  ------------
                                  (Millions)    (Millions)

Superior  January 25, $2,232.3   Term                $132.0
Wholesale    1994                Notes $1,250.0
Inventory                        Revolving
Financing                        Note    $850.3
Trust I




     General Motors Acceptance Corporation, the originator of the wholesale receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of notes and certificates at a floating monthly interest rate.

                       PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

          20.1 Superior Wholesale Inventory Financing Trust I
               Financial Statements for the period January 25,
               1994 (inception) through March 31, 1994.

         (b)  Reports on Form 8-K:

          A current report on Form 8-K dated February 4, 1994, reporting matters under Item 7, Financial Statements and Exhibits, was filed during the quarter ended
          March 31, 1994.





                     ______________________________

                                SIGNATURE



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I




                         by:  Citibank Delaware
                         -----------------------------
                            (Owner Trustee, not in
                             its individual capacity
                             but solely as Owner
                             Trustee on behalf of
                             the Issuer.)




                         s\   Michael Migliori
                         -----------------------------
                              Vice President
                              Senior Trust Officer



Date:  May 13, 1994
       ------------

                              EXHIBIT INDEX



EXHIBIT
NUMBER         EXHIBIT NAME

 20.1          Superior Wholesale Inventory Financing Trust I
               Financial Statements for the period January 25,
               1994 (inception) through March 31, 1994.

                                                             Exhibit 20.1
                                                             Page 1 of 4


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                  March 31,
                                                    1994
                                                  ---------
ASSETS

Receivables (Note 2) . . . . . . . . . . . . .    $  2,384.1
                                                  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . .    $  2,384.1
                                                  ==========



LIABILITIES (NOTES 2 and 3)

Asset-Backed Term Notes  . . . . . . . . . . .   $  1,250.0

Asset-Backed Revolving Note  . . . . . . . . .      1,002.1
                                                 ----------
TOTAL LIABILITIES  . . . . . . . . . . . . . .      2,252.1


EQUITY

Asset-Backed Certificates  . . . . . . . . . .        132.0
                                                 ----------

TOTAL LIABILITIES AND EQUITY . . . . . . . . .   $  2,384.1
                                                 ==========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                        January 25, 1994
                                      (inception) through
                                         March 31, 1994
                                      -------------------



Distributable Income

  Allocable to Interest . . . . . .           $  9.6
                                              ------

Distributable Income  . . . . . . .           $  9.6
                                              ======

Income Distributed  . . . . . . . . .         $  9.6
                                              ======



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 3 of 4

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

     The financial statements of Superior Wholesale Inventory Financing Trust I (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

     On January 25, 1994, Superior Wholesale Inventory Financing Trust I acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $2,232.3 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,250.0 million Floating Rate Term Notes, $850.3 million Floating Rate Revolving Note and $132.0 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Account from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

     In the ordinary course, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period (January 1997). During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Note on a daily basis.

     The then-unpaid principal balance of the Term Notes will be payable on January 15, 1999. The then-unpaid principal balance of the Revolving Note will be payable on January 15, 1999. The then-unpaid prinicpal balance of the Certificates will be payable on January 15, 1999.

     Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding
Business Day, (each, a "Distribution Date"), commencing
February 15, 1994 (the "Initial Distribution Date").

                                                             Exhibit 20.1
                                                             Page 4 of 4

     The Term Notes interest rate equals LIBOR plus 0.15% per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 3.418% per annum from January 25 through March 14, 1994.

     The Revolving Note interest rate equals LIBOR plus 0.30% per annum for each Distribution Date. Interest on the Revolving Note accrues for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholder received interest at a weighted average rate of 3.425% per annum from January 25 through February 28, 1994.

     The Certificates interest rate equals LIBOR plus 0.45% per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 3.718% per annum from January 25 through March 14, 1994. The final scheduled distribution date for the Certificates is January 15, 1999.

NOTE 4.  FEDERAL INCOME TAX

     The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.