Form 10-Q
period 1994-06-30
WHOLESALE AUTO RECEIVABLES CORP
filed 1994-08-15
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

      (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994, OR


            TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.



      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323
      ----------------------------------------------    ------------
            (Exact name of registrant as                Commission
             specified in its charter)                  file number




      A Delaware Business Trust                   51-6189382
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)




      c/o  Citibank Delaware
      One Penn's Way
      Newcastle, Delaware                                    19720
      ----------------------------------------        ----------
      (Address of principal executive offices)        (Zip Code)



      Registrants' telephone number,
      including area code                             (302) 323-3973
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


                     PART I.  FINANCIAL INFORMATION



      ITEM 1.  FINANCIAL STATEMENTS.



               1. Statement of Assets and Liabilities, June 30, 1994.

               2. Statement of Distributable Income for the period January
                  25, 1994 (inception) through June 30, 1994.

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

                            Wholesale
             Date of        Finance
             Sale and       Initial        Asset-
             Servicing      Sale           Backed       Asset-Backed
Trust        Agreement      Amount         Notes        Certificates
- --------     ----------    ----------   ------------    ------------
                                        (Millions)        (Millions)

Superior     January 25,    $2,232.3    Term               $132.0
Wholesale       1994                    Notes $1,250.0
Inventory
Financing                               Revolving
Trust I                                 Note    $850.3





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

                       PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

              20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the period January 25, 1994 (inception) through June 30, 1994.

         (b)  Reports on Form 8-K:

              No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended June 30, 1994.





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




                              s\ Michael Migliore
                              -----------------------------
                              Vice President and Trust Officer



Date:  August 15, 1994
       ---------------

                              EXHIBIT INDEX



EXHIBIT
NUMBER            EXHIBIT NAME
 20.1             Superior Wholesale Inventory Financing Trust I
                  Financial Statements for the period January 25,
                  1994 (inception) through June 30, 1994.

                                                             Exhibit 20.1
                                                             Page 1 of 4


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                   June 30,
                                                     1994
                                                  ----------
ASSETS

Receivables (Note 2) . . . . . . . . . . . . .    $  2,257.7
                                                  ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . .    $  2,257.7
                                                  ==========



LIABILITIES (NOTES 2 and 3)

Asset-Backed Term Notes  . . . . . . . . . . .    $  1,250.0

Asset-Backed Revolving Note  . . . . . . . . .         875.7
                                                  ----------
TOTAL LIABILITIES  . . . . . . . . . . . . . .       2,125.7


EQUITY

Asset-Backed Certificates (NOTES 2 and 3) . .          132.0
                                                  ----------

TOTAL LIABILITIES AND EQUITY . . . . . . . . .    $  2,257.7
                                                  ==========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 4



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                                      January 25, 1994
                                    Second Quarter    (inception) through
                                          1994           June 30, 1994
                                    --------------    ---------------------


Distributable Income

  Allocable to Interest . . . . .        $  24.4          $  34.0
                                         -------          -------

Distributable Income  . . . . . .        $  24.4          $  34.0
                                         =======          =======

Income Distributed  . . . . . . .        $  24.4          $  34.0
                                         =======          =======



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

      The then-unpaid principal balance of the Term Notes will be payable on January 15, 1999. The then-unpaid principal balance of the Revolving Note will be payable on January 15, 1999. The then-unpaid principal balance of the Certificates will be payable on January 15, 1999.

      Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing February 15, 1994 (the "Initial Distribution Date").

            The Term Notes interest rate equals LIBOR plus 0.15% per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 3.841% per annum from January 25 through June 14, 1994.

      The Revolving Note interest rate equals LIBOR plus 0.30% per annum for each Distribution Date. Interest on the Revolving Note accrues for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholder received interest at a weighted average rate of 3.866% per annum from January 25 through May 31, 1994.

      The Certificates interest rate equals LIBOR plus 0.45% per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 4.141% per annum from January 25 through June 14, 1994. The final scheduled distribution date for the Certificates is January 15, 1999.

                                                             Exhibit 20.1
                                                             Page 4 of 4


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 4.  FEDERAL INCOME TAX

      The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.