Form 10-Q
period 1994-09-30
WHOLESALE AUTO RECEIVABLES CORP
filed 1994-11-14
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

     (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994, OR


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


                     PART I.  FINANCIAL INFORMATION



     ITEM 1.  FINANCIAL STATEMENTS.



               1.   Statement of Assets and Liabilities, September 30, 1994.

               2. Statement of Distributable Income for the period January 25, 1994 (inception) through September 30, 1994.

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

                            Wholesale
             Date of        Finance
             Sale and       Initial        Asset-
             Servicing      Sale           Backed       Asset-Backed
Trust        Agreement      Amount         Notes        Certificates
- --------     ----------    ----------   ------------    ------------
                                        (Millions)        (Millions)

Superior     January 25,    $2,232.3     Term               $132.0
Wholesale       1994                     Notes $1,250.0
Inventory
Financing                                Revolving
Trust I                                  Notes  $850.3





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

                       PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

              20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the period January 25, 1994 (inception) through September 30, 1994.

              27. Financial Data Schedule (for SEC electronic filing information only).

         (b)  Reports on Form 8-K:

            No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended September 30, 1994.





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



Date:  November 14, 1994
       -----------------

                              EXHIBIT INDEX



EXHIBIT
NUMBER             EXHIBIT NAME
 20.1              Superior Wholesale Inventory Financing Trust I
                   Financial Statements for the period January 25,
                   1994 (inception) through September 30, 1994.




































































                                                             Exhibit 20.1
                                                             Page 1 of 4


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                  September 30,
                                                       1994
                                                  -------------
ASSETS

Receivables (Note 2) . . . . . . . . . . . . .    $     1,890.6
                                                  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . .    $     1,890.6
                                                  =============



LIABILITIES (NOTES 2 and 3)

Asset-Backed Term Notes  . . . . . . . . . . .    $     1,250.0

Asset-Backed Revolving Note  . . . . . . . . .            508.6
                                                  -------------
TOTAL LIABILITIES  . . . . . . . . . . . . . .          1,758.6


EQUITY

Asset-Backed Certificates (NOTES 2 and 3) . .             132.0
                                                  -------------

TOTAL LIABILITIES AND EQUITY . . . . . . . . .    $     1,890.6
                                                  =============




Reference should be made to the Notes to Financial Statements.






























                                                             Exhibit 20.1
                                                             Page 2 of 4



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                                  January 25, 1994
                                  Third Quarter   (inception) through
                                      1994        September 30, 1994
                                  -------------   --------------------

Distributable Income

  Allocable to Interest . . . . .    $  25.1             $  59.1
                                     -------             -------

Distributable Income  . . . . . .    $  25.1             $  59.1
                                     =======             =======

Income Distributed  . . . . . . .    $  25.1             $  59.1
                                     =======             =======



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