Form 10-K
WHOLESALE AUTO RECEIVABLES CORP
filed 1995-03-29
CIK 894360

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-K

     (Mark One)

       X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994, OR


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

                                   PART I

ITEM 1.  BUSINESS


      Superior Wholesale Inventory Financing Trust I (the "Trust"), or the "Issuer") was formed pursuant to a Trust Agreement, dated as of January 25, 1994, between Wholesale Auto Receivables Corporation (WARCO) and Citibank Delaware, as Owner Trustee. On January 25, 1994, the Trust issued Floating Rate Asset-Backed Certificates, Class A with an aggregate initial certificate balance of $132,000,000. On January 25, 1994, the Trust also issued Floating Rate Asset-Backed Term Notes, Series 1994-A in the aggregate principal amount of $1,250,000,000 and Floating Rate Asset-Backed Revolving Notes, Series 1994-RN1 with a specified maximum balance of $1,250,000,000 pursuant to an Indenture, as of January 25, 1994, between the Issuer and The Bank of New York, as Indenture Trustee.








               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I
               ----------------------------------------------










                       ___________________________

                                 PART II


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (WARCO) (the "Seller") and Citibank Delaware, as Owner Trustee, and issued the following floating rate Asset-Backed Notes and Certificates. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in the Trust. The Trust property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of automobiles and light trucks and collections thereon and certain other property.


                Date of
                Sale and          Asset-
                Servicing         Backed                Asset-Backed
Trust           Agreement         Notes                 Certificates
--------        ----------      ----------              ------------
                                (Millions)               (Millions)

Superior        January 25,       Term                       $132.0
Wholesale       1994           Notes $1,250.0
Inventory
Financing                       Revolving
Trust I                        Notes   $850.3




     General Motors Acceptance Corporation (GMAC), the originator of the wholesale receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of notes and certificates at a floating monthly interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          CROSS REFERENCE SHEET



Exhibit No.                    Caption                                Page
-----------   -----------------------------------------------        ------


    --        Superior Wholesale Inventory Financing Trust I,
              Independent Auditors' Report, Financial Statements      II-3
              and Selected Quarterly Data for the period from January 25, 1994 (inception) through December 31, 1994.

   27         Financial Data Schedule for Superior Wholesale
              Inventory Financing Trust I (for SEC electronic          --
              filing purposes only).

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The Superior Wholesale Inventory Financing Trust I, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, Citibank Delaware, Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust I as of December 31, 1994, and the related Statement of Distributable Income for the period January 25, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust I at December 31, 1994, and its distributable income and distributions for the period January 25, 1994 (inception) through December 31, 1994, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

STATEMENT OF ASSETS, LIABILITIES AND EQUITY
(in millions of dollars)




                                                December 31,
                                                      1994
                                                  -------------
                                                        $
ASSETS

Receivables (Note 2) . . . . . . . . . . . . .          2,578.0
                                                  -------------

TOTAL ASSETS . . . . . . . . . . . . . . . . .          2,578.0
                                                  =============



LIABILITIES (NOTES 2 and 3)

Asset-Backed Term Notes  . . . . . . . . . . .          1,250.0

Asset-Backed Revolving Notes . . . . . . . . .          1,196.0
                                                  -------------
TOTAL LIABILITIES  . . . . . . . . . . . . . .          2,446.0


EQUITY

Asset-Backed Certificates (NOTES 2 and 3)  . .            132.0
                                                  -------------

TOTAL LIABILITIES AND EQUITY . . . . . . . . .          2,578.0
                                                  =============




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the period January 25, 1994 (inception) through December 31, 1994 (in millions of dollars)







                                                1994
                                            -------------
                                              $
Distributable Income

  Allocable to Interest . . . . . . . . . .       85.0
                                               -------

Distributable Income  . . . . . . . . . . .       85.0
                                               =======
Income Distributed  . . . . . . . . . . . .       85.0
                                               =======



Reference should be made to the Notes to Financial Statements.

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 25, 1994, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $2,232.3 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,250.0 million Floating Rate Term Notes, $850.3 million Floating Rate Revolving Notes and $132.0 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Account from time to time secured by automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period (January 1997). During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The then-unpaid principal balance of the Term Notes will be payable on January 15, 1999. The then-unpaid principal balance of the Revolving Notes will be payable on January 15, 1999. The then-unpaid balance of the Certificates will be distributable on January 15, 1999.

Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing February 15, 1994 (the "Initial Distribution Date").

     The Term Notes interest rate equals LIBOR plus 0.15% per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 4.472% per annum from January 25 through December 14, 1994.

The Revolving Notes interest rate equals LIBOR plus 0.30% per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 4.417% per annum from January 25 through November 30, 1994.

The Certificates interest rate equals LIBOR plus 0.45% per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 4.772% per annum from January 25 through December 14, 1994. The final scheduled distribution date for the Certificates is January 15, 1999.

NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENT AND RISK MANAGEMENT

The Trust is a party to an interest rate basis swap to manage exposure to interest rate fluctuations for rates paid on Asset-Backed Notes and Asset-Backed Certificates. The interest rate basis swap agreement is a contractual agreement between the Trust and GMAC to exchange floating interest rate payments.

Credit risk of the instrument is limited to payments due from the counterparty. If the counterparty had defaulted, the potential benefit to the Trust, if the positions were replaced at market rates in effect at December 31, 1994, would have been $12.1 million. Market risk is mitigated because the derivative is used to hedge a portfolio of underlying debt obligations.

The notional amount of the interest rate basis swap approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.



NOTE 5.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I (concluded)

SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                            Interest
------------------------------------     --------
                                             $

First quarter ......................          9.6

Second quarter .....................         24.4

Third quarter ......................         25.1

Fourth quarter .....................         25.9
                                        ---------
     Total .........................         85.0
                                        =========

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)  (1)  FINANCIAL STATEMENTS.

               Included in Part II, Item 8, of Form 10-K.


(a)  (2)  FINANCIAL STATEMENT SCHEDULES.

          All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)  (3)  EXHIBITS (Included in Part II of this report).

            -- Superior Wholesale Inventory Financing Trust I Financial
               Statements for the period January 25, 1994 (inception) through December 31, 1994.

         27.1 Financial Data Schedule for Superior Wholesale Inventory Financing Trust I (for SEC electronic filing purposes only).

(b)       REPORTS ON FORM 8-K.

          No current reports on Form 8-K have been filed by the above-mentioned Trust during the fourth quarter ended December 31, 1994.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                                SIGNATURE



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I




                               by:  Citibank Delaware
                         ----------------------------------
                               (Owner Trustee, not in
                               its individual capacity
                               but solely as Owner
                               Trustee on behalf of
                               the Issuer.)




                         s\   Michael Migliore
                         ----------------------------------
                          Vice President and Trust Officer



Date:  March 29, 1995
       --------------