Form 10-Q
period 1995-03-31
WHOLESALE AUTO RECEIVABLES CORP
filed 1995-05-12
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

     (Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR


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


                     PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



     1. Statement of Assets, Liabilities and Equity, March 31, 1995, December 31, 1994 and March 31, 1994.

     2. Statement of Distributable Income for the Three Months Ended March 31, 1995 and the period January 25, 1994 (inception) through March 31, 1994.

     3.   Notes to Financial Statements.



The above described Financial Statements for the registrant is submitted herewith as Exhibit 20.1.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                     ______________________________

                                 PART II



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

                                Wholesale
                 Date of         Finance
                 Sale and        Initial         Asset-
                 Servicing        Sale           Backed           Asset-Backed
 Trust           Agreement       Amount          Notes            Certificates
- --------        ----------     ----------     ------------        ------------
                               (millions)       (millions)          (millions)

Superior         January 25,                   Term
Wholesale          1994         $2,232.3       Notes     $1,250.0     $132.0
Inventory
Financing                                      Revolving
Trust I                                        Notes     $  850.3




General Motors Acceptance Corporation, the originator of the wholesale receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate at a floating monthly interest rate.

                       PART II  OTHER INFORMATION



ITEM 6.   EXHIBITS AND OTHER REPORTS ON FORM 8-K

       (a)  Exhibits:

          20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the Three Months Ended March 31, 1995 and the period January 25, 1994 (inception) through March 31, 1994.

          27. Financial Data Schedule (for SEC electronic filing information only).

       (b)  Reports on Form 8-K:

          No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended March 31, 1995.





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



Date:  May 12, 1995
       ------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

              STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                             Mar. 31,   Dec. 31,   Mar. 31,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,632.0   $2,578.0   $2,384.1
                                             --------   --------   --------

TOTAL ASSETS ............................    $2,632.0   $2,578.0   $2,384.1
                                             ========   ========   ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............     1,250.0    1,196.0    1,002.1
                                             --------   --------   --------

TOTAL LIABILITIES .......................     2,500.0    2,446.0    2,252.1



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0      132.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,632.0   $2,578.0   $2,384.1
                                             ========   ========   ========


Reference should be made to the Notes to Financial Statements.




























                                                             Exhibit 20.1
                                                             Page 2 of 4



            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                   STATEMENT OF DISTRIBUTABLE INCOME






                                                     January 25, 1994
                               Three Months Ended  (inception) through
                                 March 31, 1995       March 31, 1994
                               ------------------  --------------------
                                      (in millions of dollars)

Distributable Income

  Allocable to Interest . . . . .    $  38.3             $   9.6
                                     -------             -------

Distributable Income  . . . . . .    $  38.3             $   9.6
                                     =======             =======

Income Distributed  . . . . . . .    $  38.3             $   9.6
                                     =======             =======



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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 25, 1994, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $2,232.3 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,250.0 million Floating Rate Term Notes, $850.3 million Floating Rate Revolving Notes and $132.0 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period (January 1997). During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The then-unpaid principal balance of the Term Notes, Revolving Notes, and Certificates will be payable on January 15, 1999.

Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing February 15, 1994 (the "Initial Distribution Date").

The Term Notes interest rate equals LIBOR plus 0.15% per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 4.847% per annum from January 25, 1994 through March 14, 1995.

The Revolving Notes interest rate equals LIBOR plus 0.30% per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 4.964% per annum from January 25, 1994 through February 28, 1995.

The Certificates interest rate equals LIBOR plus 0.45% per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 5.147% per annum from January 25, 1994 through March 14, 1995. The final scheduled distribution date for the Certificates is January 15, 1999.







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





























































                 WHOLESALE AUTO RECEIVABLES CORPORATION
                         3044 W. Grand Boulevard
                           Detroit, MI  48202






                                          May 12, 1995



Securities and Exchange Commission
450 5th Street, N.W.
Attn:   Filing Desk
Stop 1-4
Washington, D.C.  20549-1004

Gentlemen:

Enclosed is an electronic data transmission under EDGAR for the following Superior Wholesale Inventory Financing Trust I on Form 10-Q for the quarterly period ended March 31, 1995.



          TRUST                                   CIK NO.
          -----                                   ------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I          894358



                              Very truly yours,



                              s\     Gerald E. Gross
                              ---------------------------
                              Gerald E. Gross,
                              Comptroller



Registrant's Telephone Number
       313-556-1240