Form 10-Q
period 1995-06-30
WHOLESALE AUTO RECEIVABLES CORP
filed 1995-08-14
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

     (Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR


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


                     PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



     1. Statement of Assets, Liabilities and Equity, June 30, 1995, December 31, 1994 and June 30, 1994.

     2. Statement of Distributable Income for the Six Months ended June 30, 1995 and the period January 25, 1994 (inception) through June 30, 1994.

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

                                Wholesale
                 Date of         Finance
                 Sale and        Initial         Asset-
                 Servicing        Sale           Backed           Asset-Backed
 Trust           Agreement       Amount          Notes            Certificates
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

                       PART II  OTHER INFORMATION



ITEM 6.   EXHIBITS AND OTHER REPORTS ON FORM 8-K

       (a)  Exhibits:

          20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the Six Months Ended June 30, 1995 and the period January 25, 1994 (inception) through June 30, 1994.

          27. Financial Data Schedule (for SEC electronic filing information only).

       (b)  Reports on Form 8-K:

          No current reports on Form 8-K have been filed by the aforementioned Trust during the quarter ended June 30, 1995.





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




                    s/   Michael Migliore
                    -----------------------------
                    Vice President and Trust Officer



Date:  August 14, 1995
       ---------------

                                                             Exhibit 20.1
                                                             Page 1 of 4


            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

              STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                             June 30,   Dec. 31,   June 30,
                                               1995       1994       1994
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,632.0   $2,578.0   $2,257.7
                                             --------   --------   --------

TOTAL ASSETS ............................    $2,632.0   $2,578.0   $2,257.7
                                             ========   ========   ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............     1,250.0    1,196.0      875.7
                                             --------   --------   --------

TOTAL LIABILITIES .......................     2,500.0    2,446.0    2,125.7



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0      132.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,632.0   $2,578.0   $2,257.7
                                             ========   ========   ========


Reference should be made to the Notes to Financial Statements.




























                                                             Exhibit 20.1
                                                             Page 2 of 4



            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                   STATEMENT OF DISTRIBUTABLE INCOME






                                          Period Ended June 30
                                   Second Quarter         Six Months
                                  ----------------     ----------------
                                   1995      1994       1995      1994 *
                                   ----      ----       ----      ----
                                        (in millions of dollars)

Distributable Income

  Allocable to Interest .....     $ 42.7    $ 24.4     $ 81.0    $ 34.0
                                  ------    ------     ------    ------

Distributable Income ........     $ 42.7    $ 24.4     $ 81.0    $ 34.0
                                  ======    ======     ======    ======

Income Distributed ..........     $ 42.7    $ 24.4     $ 81.0    $ 34.0
                                  ======    ======     ======    ======



*  Represents the period January 25, 1994 (inception) through June 30, 1994.


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

The Term Notes interest rate equals LIBOR plus 0.15% per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.103% per annum from January 25, 1994 through June 14, 1995.

The Revolving Notes interest rate equals LIBOR plus 0.30% per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.334% per annum from January 25, 1994 through May 31, 1995.

The Certificates interest rate equals LIBOR plus 0.45% per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 5.403% per annum from January 25, 1994 through June 14, 1995. The final scheduled distribution date for the Certificates is January 15, 1999.







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






                                          August 14, 1995



Securities and Exchange Commission
450 5th Street, N.W.
Attn:   Filing Desk
Stop 1-4
Washington, D.C.  20549-1004

Gentlemen:

Enclosed is an electronic data transmission under EDGAR for the following Superior Wholesale Inventory Financing Trust I on Form 10-Q for the quarterly period ended June 30, 1995.



          TRUST                                   CIK NO.
          -----                                   ------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I          894358



                              Very truly yours,



                              s/     Gerald E. Gross
                              ----------------------------
                              Gerald E. Gross, Comptroller



Registrant's Telephone Number
       313-556-1240