Form 10-Q
period 1995-09-30
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II
filed 1995-11-13
CIK 894360, 1003010, 1003012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

	FORM 10-Q

	(Mark One)

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
30, 1995, OR

	     	TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO
________.

	SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323-01
	SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II     33-50323-02
	-----------------------------------------------    -------------
            (Exact name of registrant as                 Commission
              specified in its charter)                  file number

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

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

	Registrants' telephone number,
	including area code                             (302) 323-3973
	                                                --------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

	A Delaware Business Trust               			      51-0368463
	-------------------------------		            -------------------
	(State or other jurisdiction of		            (I.R.S. Employer
 	incorporation or organization)  	           Identification No.)

	c/o  The Chase Manhattan Bank (USA)
	802 Delaware Avenue
	Wilmington, Delaware				                          19801
	----------------------------------------	      	----------
	(Address of principal executive offices)	      	(Zip Code)

	Registrants' telephone number,
	including area code                             (302) 575-5022
	                                                --------------

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




This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


	PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



	1.	Statement of Assets, Liabilities and Equity, September 30, 1995,
    December 31, 1994 and September 30, 1994.

	2.	Statement of Distributable Income for the Nine Months ended
    September 30, 1995 and 1994.

	3.	Notes to Financial Statements.



The above described Financial Statements for the registrants are submitted herewith as Exhibits 20.1 and 20.2.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                	______________________________

	PART II



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



The Trusts were formed pursuant to individual trust agreements between Wholesale Auto Receivables Corporation (the "Seller") and Citibank Delaware, as Owner Trustee for Superior Wholesale Inventory Financing Trust I and The Chase Manhattan Bank (USA), as Owner Trustee for Superior Wholesale Inventory Financing Trust II. Each Trust has issued the following floating rate Asset-Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amounts as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in each of the respective Trusts. Each Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                                Wholesale
               Date of           Finance
               Sale and          Initial
               Servicing          Sale         Asset-Backed       Asset-Backed
 Trust         Agreement         Amount           Notes           Certificates
--------  	   ----------      ----------      ------------       ------------
                               (millions)        (millions)         (millions)

Superior    January 25, 1994    $2,232.3     Term Notes  $1,250.0     $132.0
Wholesale
Inventory                                    Revolving
Financing                                    Notes       $  850.3
Trust I

Superior    August 22, 1995     $1,889.5     Term Notes  $1,000.0     $72.8
Wholesale
Inventory                                    Revolving   $  816.7
Financing                                    Notes
Trust II



General Motors Acceptance Corporation, the originator of the wholesale receivables, continues to service the receivables for each of the aforementioned Trusts and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate at a floating monthly interest rate.

	PART II  OTHER INFORMATION



ITEM 6.	EXHIBITS AND OTHER REPORTS ON FORM 8-K

		(a)  Exhibits:

			20.1	Superior Wholesale Inventory Financing Trust I Financial
        Statements for the Nine Months Ended September 30, 1995
        and the period January 25, 1994  (inception) through
        September 30, 1994.


			20.2	Superior Wholesale Inventory Financing Trust II Financial
        Statements for the period August 22, 1995 (inception)
        through September 30, 1995.

		(b)  Reports on Form 8-K:

       A current report on Form 8-K dated August 22, 1995, reporting matters under Item 7, Financial Statements and Exhibits, was filed on September 6, 1995 for Superior
       Wholesale Inventory Financing Trust II.





	                   ______________________________

                                	SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, each of the Owner Trustees has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I




					by:  Citibank Delaware
					-----------------------------
					   (Owner Trustee, not in
					    its individual capacity
					    but solely as Owner
					    Trustee on behalf of
					    the Issuer.)




					s\   Michael Migliore
					-----------------------------
					Vice President and Trust Officer






			SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II




					by:  The Chase Manhattan Bank (USA)
        		----------------------------------
  					   (Owner Trustee, not in
		  		    its individual capacity
				 	    but solely as Owner
 					    Trustee on behalf of
 					    the Issuer.)


					s\   John Mack
					-----------------------------
					     Second Vice President





Date:  November 13, 1995
       -----------------

                                                                Exhibit 20.1
                                                                 Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                            Sept. 30,   Dec. 31,  Sept. 30,
                                               1995       1994       1994
                                            --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,376.4   $2,578.0   $1,890.6
                                             --------   --------   --------

TOTAL ASSETS ............................    $2,376.4   $2,578.0   $1,890.6
                                             ========   ========   ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............       994.4    1,196.0      508.6
                                             --------   --------   --------

TOTAL LIABILITIES .......................     2,244.4    2,446.0    1,758.6



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0      132.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,376.4   $2,578.0   $1,890.6
                                             ========   ========   ========


Reference should be made to the Notes to Financial Statements.














                                                                Exhibit 20.1
                                                                 Page 2 of 4



                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                      STATEMENT OF DISTRIBUTABLE INCOME






                                          Period Ended Sept. 30
                                   Third Quarter          Nine Months
                                  ----------------     ----------------
                                   1995      1994       1995      1994 *
                                   ----      ----       ----      ----
                                        (in millions of dollars)

Distributable Income

  Allocable to Interest .....     $ 40.0    $ 25.1     $121.0    $ 59.1
                                  ------    ------     ------    ------

Distributable Income ........     $ 40.0    $ 25.1     $121.0    $ 59.1
                                  ======    ======     ======    ======

Income Distributed ..........     $ 40.0    $ 25.1     $121.0    $ 59.1
                                  ======    ======     ======    ======



*  Represents the period January 25, 1994 (inception) through September 30,
   1994.


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


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period (January
1997). During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

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

The Term Notes interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.255% per annum from January 25, 1994 through September 14, 1995.






                                                                Exhibit 20.1
                                                                 Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                  NOTES TO FINANCIAL STATEMENTS (concluded)


The Revolving Notes interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.520% per annum from January 25, 1994 through August 31, 1995.

The Certificates interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 5.555% per annum from January 25, 1994 through September 14, 1995. The final scheduled distribution date for the Certificates is January 15, 1999.


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
































                                                                Exhibit 20.2
                                                                 Page 1 of 4


               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                                  September 30, 1995
                                               -----------------------
                                               (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................         $1,914.9
                                                       --------

         TOTAL ASSETS ........................         $1,914.9
                                                       ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............         $1,000.0

         Asset-Backed Revolving Notes ........            842.1
                                                       --------
         TOTAL LIABILITIES ...................          1,842.1



         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)         72.8
                                                       --------

         TOTAL LIABILITIES AND EQUITY ........         $1,914.9
                                                       ========


         Reference should be made to the Notes to Financial Statements.















                                                                Exhibit 20.2
                                                                 Page 2 of 4



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                      STATEMENT OF DISTRIBUTABLE INCOME






                                               August 22, 1995
                                             (inception) through
                                              September 30, 1995
                                            ----------------------
                                           (in millions of dollars)


         Distributable Income

           Allocable to Interest .....              $ 5.7
                                                    -----

         Distributable Income ........              $ 5.7
                                                    =====

         Income Distributed ..........              $ 5.7
                                                    =====


         Reference should be made to the Notes to Financial Statements.





























                                                                Exhibit 20.2
                                                                 Page 3 of 4

               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust II (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On August 22, 1995, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,889.5 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,000.0 million Floating Rate Term Notes, $816.7 million Floating Rate Revolving Notes and $72.8 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period. During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The then-unpaid principal balance of the Term Notes, Revolving Notes, and Certificates will be payable on August 15, 2000.

Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing September 15, 1995 (the "Initial Distribution Date").

The Term Notes interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 6.013% per annum from August 22, 1995 through September 15, 1995.






                                                                Exhibit 20.2
                                                                 Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                   NOTES TO FINANCIAL STATEMENTS (concluded)


The Revolving Notes interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 6.163% per annum from August 22, 1995 through August 31, 1995.

The Certificates interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificate Noteholders received interest at a weighted average rate of 6.183% per annum from August 22, 1995 through September 15, 1995. The final scheduled distribution date for the Certificates is August 15, 2000.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.