Form 10-K
period 1995-12-31
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II
filed 1996-03-13
CIK 894360, 1003010, 1003012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)

      _X____ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995, OR


      ______TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.


      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323
      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II     33-50323
      -----------------------------------------------   ------------
            (Exact name of registrant as                Commission
              specified in its charter)                 file number

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

      A Delaware Business Trust                       51-6189382
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  Citibank Delaware
      One Penn's Way
      Newcastle, Delaware                                19720
      ----------------------------------------        ----------
      (Address of principal executive offices)        (Zip Code)

      Registrants' telephone number,
      including area code                              (302) 323-3973
                                                       --------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

      A Delaware Business Trust                       51-0368463
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  The Chase Manhattan Bank (USA)
      802 Delaware Avenue
      Wilmington, Delaware                              19801
      ----------------------------------------        ----------
      (Address of principal executive offices)        (Zip Code)

      Registrants' telephone number,
      including area code                              (302) 575-5022
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

                                     PART I

ITEM 1.  BUSINESS


Superior Wholesale Inventory Financing Trust I (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of January 25, 1994, between Wholesale Auto Receivables Corporation and Citibank Delaware, as Owner Trustee. On January 25, 1994, the Trust issued Floating Rate Asset-Backed Certificates, Class A with an aggregate initial certificate balance of $132,000,000. On January 25, 1994, the Trust also issued Floating Rate Asset-Backed Term Notes, Series 1994-A in the aggregate principal amount of $1,250,000,000 and Floating Rate Asset-Backed Revolving Notes, Series 1994-RN1 with a specified maximum balance of $1,250,000,000 pursuant to An Indenture, as of January 25, 1994, between the Issuer and The Bank of New York, as Indenture Trustee.


Superior Wholesale Inventory Financing Trust II (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of August 22, 1995, between Wholesale Auto Receivables Corporation and The Chase Manhattan Bank (USA), as Owner Trustee. On August 22, 1995, the Trust issued Floating Rate Asset-Backed Certificates, Class A with an aggregate initial certificate balance of $72,750,000. On August 22, 1995, the Trust also issued Floating Rate Asset-Backed Term Notes, Series 1995-A in the aggregate principal amount of $1,000,000,000 and Floating Rate Asset-Backed Revolving Notes, Series 1995-RN1 with a specified maximum balance of $1,000,000,000 pursuant to an Indenture, as of August 22, 1995, between the Issuer and The Bank of New York, as Indenture Trustee.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                              CROSS REFERENCE SHEET



Exhibit No.                   Caption                                Page
-----------   -------------------------------------------------      ------


    --        Superior Wholesale Inventory Financing Trust I,
              Independent Auditors' Report, Financial Statements     II-3
              and Selected Quarterly Data for the year ended
              December 31, 1995.

    --        Superior  Wholesale  Inventory  Financing  Trust  II,
              Independent Auditors' Report, Financial Statements     II-9
              and Selected Quarterly Data for the period August
              22, 1995  (inception)  through December 31, 1995.

   27.1       Financial Data Schedule for Superior Wholesale
              Inventory Financing Trust I (for SEC electronic         --
              filing purposes only).

   27.2       Financial Data Schedule for Superior Wholesale
              Inventory Financing Trust II (for SEC electronic        --
              filing purposes only).

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Superior Wholesale Inventory Financing Trust I, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, Citibank Delaware, Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust I as of December 31, 1995 and 1994, and the related Statement of Distributable Income for the year ended December 31, 1995 and the period January 25, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust I at December 31, 1995 and 1994, and its distributable income and distributions for the year ended December 31, 1995 and the period January 25, 1994 (inception) through December 31, 1994, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                                December 31,
                                               1995       1994
                                             --------   --------
                                           (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,632.0    $2,578.0
                                             --------    --------

TOTAL ASSETS ............................    $2,632.0    $2,578.0
                                             ========    ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............    $1,250.0    1,196.0
                                             --------   --------
TOTAL LIABILITIES .......................     2,500.0    2,446.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)       132.0      132.0
                                             --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,632.0   $2,578.0
                                             ========   ========




Reference should be made to the Notes to Financial Statements.

                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                        STATEMENT OF DISTRIBUTABLE INCOME





                                               Year Ended December 31,
                                                1995            1994*
                                             -----------     ----------
                                              (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .      159.1           85.0
                                               -------        -------

Distributable Income  . . . . . . . . . . .      159.1           85.0
                                               =======        =======
Income Distributed  . . . . . . . . . . . .      159.1           85.0
                                               =======        =======



* Represents the period January 25, 1994 (inception) through December 31, 1994.



Reference should be made to the Notes to Financial Statements.

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On January 25, 1994, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $2,232.3 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,250.0 million Floating Rate Term Notes, $850.3 million Floating Rate Revolving Notes and $132.0 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Account from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate basis swap and certain other property.

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

The Term Notes interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.354 percent per annum from January 25, 1994 through December 14, 1995.

The Revolving Notes interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.617 percent per annum from January 25, 1994 through November 30, 1995.

                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                             NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Certificates interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.654 percent per annum from January 25, 1994 through December 14, 1995. The final scheduled distribution date for the Certificates is January 15, 1999.


NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to an interest rate basis swap contract with an embedded interest rate floor to manage exposure to interest rate fluctuations. The interest rate basis swap, which relates to the Asset-Backed Term Notes and the Asset-Backed Certificates, is a contractual agreement between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives London Interbank Offering Rate (LIBOR) plus 185 basis points). The embedded floor, which relates to the Asset-Backed Revolving Notes, provides the Trust with monthly cash settlements from GMAC for an amount equal to the excess, if any, of the One Month LIBOR rate plus 150 basis points over the Prime rate.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. If GMAC had defaulted, the potential benefit
(cost) to the Trust, if the positions were replaced at market rates in effect at December 31, 1995 and 1994, would have been as follows:

                                             1995         1994
                                         (in millions of dollars)
       Interest Rate Basis Swap            $(14.5)       $(16.4)
       Interest Rate Floor                     .1           4.3
                                           $(14.4)       $(12.1)

The notional amount of the interest rate basis swap including the embedded interest rate floor approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.


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

                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                       SUPPLEMENTARY FINANCIAL DATA (unaudited)

                       SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1995 Quarters                              Interest
------------------------------------       ---------
                                  (in millions of dollars)

First quarter ......................      $  38.3

Second quarter .....................         42.7

Third quarter ......................         40.0

Fourth quarter .....................         38.1
                                        ---------
     Total .........................      $ 159.1
                                        =========



1994 Quarters                              Interest
------------------------------------       ---------
                                 (in millions of dollars)

First quarter ......................      $   9.6

Second quarter .....................         24.4

Third quarter ......................         25.1

Fourth quarter .....................         25.9
                                        ---------
     Total .........................      $  85.0
                                        =========

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The Superior Wholesale Inventory Financing Trust II, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, The Chase Manhattan Bank (USA), Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust II as of December 31, 1995, and the related Statement of Distributable Income for the period August 22, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust II at December 31, 1995, and its distributable income and distributions for the period August 22, 1995 (inception) through December 31, 1995, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                           December 31, 1995
                                          -------------------
ASSETS                                 (in millions of dollars)

Receivables (Note 2) ....................    $ 2,072.8
                                              --------

TOTAL ASSETS ............................    $ 2,072.8
                                              ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $ 1,000.0


Asset-Backed Revolving Notes ............      1,000.0
                                              --------

TOTAL LIABILITIES .......................    $ 2,000.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)         72.8
                                              --------

TOTAL LIABILITIES AND EQUITY ............    $ 2,072.8
                                              ========




Reference should be made to the Notes to Financial Statements.

                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                        STATEMENT OF DISTRIBUTABLE INCOME







                                               Year Ended
                                           December 31, 1995*
                                          -------------------
                                        (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .     $ 36.2
                                               -------

Distributable Income  . . . . . . . . . . .     $ 36.2
                                               =======
Income Distributed  . . . . . . . . . . . .     $ 36.2
                                               =======



* Represents the period August 22, 1995 (inception) through December 31, 1995.


Reference should be made to the Notes to Financial Statements.

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On August 22, 1995, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,889.5 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $1,000.0 million Floating Rate Term Notes, $816.7 million Floating Rate Revolving Notes and $72.8 million Asset-Backed Certificates representing equity interests in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Account from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate basis swap and certain other property.

The terms of the sale transaction include a revolving and a wind down period. The revolving period began on August 18, 1995 and the wind down period will begin on the day immediately following the scheduled revolving period termination date. The scheduled revolving period termination date, initially June 30, 1996, will automatically be extended to the last day of each succeeding month (but not beyond June 30, 1998) unless GMAC gives notice that it has elected not to cause such extension.

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

The Term Notes interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.990 percent per annum from August 22, 1995 through December 14, 1995.

                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II


                             NOTES TO FINANCIAL STATEMENTS


NOTE 3. PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 6.112 percent per annum from August 22, 1995 through November 30, 1995.

The Certificates interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 6.160 percent per annum from August 22, 1995 through December 14, 1995. The final scheduled distribution date for the Certificates is August 15, 2000.


NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to an interest rate basis swap contract with an embedded interest rate floor and a termination option to manage exposure to interest rate fluctuations. The interest rate basis swap, which relates to the Asset-Backed Term Notes and the Asset-Backed Certificates, is a contractual agreement between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives London Interbank Offering Rate (LIBOR) plus 294 basis points). The embedded floor, which relates to the Asset-Backed Revolving Notes, provides the Trust with monthly cash settlements from GMAC for an amount equal to the excess, if any, of the One Month LIBOR rate plus 150 basis points over the Prime rate. In addition, the interest rate basis swap will terminate at the time the outstanding principal balance of the Revolving and Term Notes and the Certificates has been paid in full. In the event that GMAC gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swap would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. If GMAC had defaulted, the potential benefit (cost) to the Trust, if the positions were replaced at market rates in effect at December 31, 1995, would have been as follows:

                                                   1995
                                         (in millions of dollars)
       Interest Rate Basis Swap                  $  4.5
       Interest Rate Floor                           .1
       Termination Option                          (5.4)
                                                 $ ( .8)

The notional amount of the interest rate basis swap including the embedded interest rate floor and termination option approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.

                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II


                             NOTES TO FINANCIAL STATEMENTS


NOTE 5. FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                       SUPPLEMENTARY FINANCIAL DATA (unaudited)

                       SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1995 Quarters                            Interest
------------------------------------      --------
                                 (in millions of dollars)

Third quarter ......................       $  5.7

Fourth quarter .....................         30.5
                                        ---------
     Total .........................       $ 36.2
                                        =========

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)   (1)   FINANCIAL STATEMENTS.

            Included in Part II, Item 8, of Form 10-K.


(a)   (2)   FINANCIAL STATEMENT SCHEDULES.

            All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)   (3)   EXHIBITS (Included in Part II of this report).

            --   Superior  Wholesale   Inventory  Financing  Trust  I  Financial
                 Statements for the year ended December 31, 1995.

            -- Superior Wholesale Inventory Financing Trust II Financial Statements for the period August 22, 1995 (inception) through December 31, 1995.

            27.1 Financial  Data  Schedule  for  Superior  Wholesale   Inventory
                 Financing Trust I (for SEC electronic filing purposes only).

            27.2 Financial  Data  Schedule  for  Superior  Wholesale   Inventory
                 Financing Trust II (for SEC electronic filing purposes only).



(b)         REPORTS ON FORM 8-K.

            No   current   reports   on  Form  8-K  have   been   filed  by  the
            above-mentioned Trusts during the fourth quarter ended December 31, 1995.

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


Date:  March 13, 1996
       --------------

                                    SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II




                                    by:  Chase Manhattan Bank
                              ----------------------------------
                                    (Owner   Trustee,   not  in  its  individual
                                    capacity  but  solely  as Owner  Trustee  on
                                    behalf of the Issuer.)




                                  s\ John Mack
                              ----------------------------------
                                    Second Vice President



Date:  March 13, 1996
       --------------

                     WHOLESALE AUTO RECEIVABLES CORPORATION
                             3044 W. Grand Boulevard
                                Detroit, MI 48202






                                                        March 13, 1996



Securities and Exchange Commission
450 5th Street, N.W.
Attn:   Filing Desk
Stop 1-4
Washington, D.C.  20549-1004

Gentlemen:

Enclosed is an electronic data transmission under EDGAR for the following Superior Wholesale Inventory Financing Trust I and Superior Wholesale Inventory Financing Trust II on Form 10-K for the year ended December 31, 1995.



                  TRUST                               CIK NO.
                  -----                               ------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I        894358


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II       894358


                                          Very truly yours,



                                          s\     Gerald E. Gross
                                          ---------------------------
                                          Gerald E. Gross, Comptroller



Registrant's Telephone Number
       313-556-1240