Form 10-Q
period 1996-03-31
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II
filed 1996-05-13
CIK 894360, 1003010, 1003012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

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


This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



      1. Statement of Assets, Liabilities and Equity, March 31, 1996, December 31, 1995 and March 31, 1995.

      2. Statement of Distributable Income for the Three Months ended March 31, 1996 and 1995.

      3.    Notes to Financial Statements.



The above described Financial Statements for the registrants are submitted herewith as Exhibits 20.1 and 20.2.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.




                           ------------------------------























                                        - 2 -




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

                                Wholesale
               Date of           Finance
               Sale and          Initial
               Servicing          Sale         Asset-Backed       Asset-Backed
 Trust         Agreement         Amount           Notes           Certificates
- --------       ----------      ----------      ------------       ------------
                               (millions)        (millions)         (millions)

Superior    January 25, 1994    $2,232.3     Term Notes  $1,250.0     $132.0
Wholesale
Inventory                                    Revolving
Financing                                    Notes       $  850.3
Trust I

Superior    August 22, 1995     $1,889.5     Term Notes  $1,000.0     $ 72.8
Wholesale
Inventory                                    Revolving   $  816.7
Financing                                    Notes
Trust II


On April 11, 1996, Superior Wholesale Inventory Financing Trust III acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,918.2 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust of $500.0 million Floating Rate Term Notes, $1,339.2 million Floating Rate Revolving Notes and $79.0 million Asset-Backed Certificates representing equity interest in the Trust. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, interest rate swaps and certain other property.

General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for each of the aforementioned Trusts and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate at a floating monthly interest rate.


                                        - 3 -
                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

            20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the Three Months Ended March 31, 1996 and 1995.


            20.2 Superior Wholesale Inventory Financing Trust II Financial Statements for the Three Months Ended March 31, 1996.

         (b)  Reports on Form 8-K:

              No   current   reports   on  Form  8-K  have  been  filed  by  the
              abovementioned Trust during the quarter ended March 31, 1996.






                           ------------------------------


































                                        - 4 -
                                   SIGNATURES



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





                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II




                       by: The Chase Manhattan Bank (USA)
                              ------------------------------
                           (Owner Trustee,  not in its  individual  capacity but
                            solely as Owner Trustee on behalf of the Issuer.)


                        s\   John Mack
                              -------------------------------
                             Second Vice President





Date:  May 13, 1996
                                  -----------------




                                        - 5 -
                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                             Mar. 31,   Dec. 31,   Mar. 31,
                                               1996       1995       1995
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,504.0   $2,632.0   $2,632.0
                                             --------   --------   --------

TOTAL ASSETS ............................    $2,504.0   $2,632.0   $2,632.0
                                              ========  ========   ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............     1,122.0    1,250.0    1,250.0
                                             --------   --------   --------
TOTAL LIABILITIES .......................     2,372.0    2,500.0    2,500.0



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0      132.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,504.0   $2,632.0   $2,632.0
                                             ========   ========   ========


Reference should be made to the Notes to Financial Statements.















                                        - 6 -
                                                                    Exhibit 20.1
                                                                     Page 2 of 4



                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                        STATEMENT OF DISTRIBUTABLE INCOME






                                  Three Months Ended March 31,
                                        1996       1995
                                        ----       ----
                                   (in millions of dollars)
Distributable Income

  Allocable to Interest .....         $ 39.3      $ 38.3
                                      ------      ------

Distributable Income ........         $ 39.3      $ 38.3
                                      ======      ======

Income Distributed ..........         $ 39.3      $ 38.3
                                      ======      ======







Reference should be made to the Notes to Financial Statements.


























                                        - 7 -
                                                                    Exhibit 20.1
                                                                     Page 3 of 4

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

The Term Notes interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.404 percent per annum from January 25, 1994 through March 14, 1996.





                                        - 8 -
                                                                    Exhibit 20.1
                                                                     Page 4 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                    NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.677 percent per annum from January 25, 1994 through February 29, 1996.

The Certificates interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.704 percent per annum from January 25, 1994 through March 14, 1996. The final scheduled distribution date for the Certificates is January 15, 1999.


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





























                                        - 9 -
                                                                    Exhibit 20.2
                                                                     Page 1 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                                    Mar. 31,       Dec. 31,
                                                      1996           1995
                                                    --------       --------
                                                   (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................      $2,056.1       $2,072.8
                                                    --------       --------

         TOTAL ASSETS ........................      $2,056.1       $2,072.8
                                                    ========       ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............      $1,000.0       $1,000.0

         Asset-Backed Revolving Notes ........         983.3        1,000.0
                                                    --------        -------
             TOTAL LIABILITIES ...................   1,983.3        2,000.0



         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)      72.8           72.8
                                                    --------       --------

         TOTAL LIABILITIES AND EQUITY ........      $2,056.1       $2,072.8
                                                    ========       ========


         Reference should be made to the Notes to Financial Statements.














                                       - 10 -
                                                                    Exhibit 20.2
                                                                     Page 2 of 4



                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                        STATEMENT OF DISTRIBUTABLE INCOME






                                            Three Months Ended
                                              March 31, 1996
                                            ------------------
                                         (in millions of dollars)


         Distributable Income

           Allocable to Interest .....            $ 30.8
                                                  ------

         Distributable Income ........            $ 30.8
                                                  ======

         Income Distributed ..........            $ 30.8
                                                  ======


         Reference should be made to the Notes to Financial Statements.





























                                       - 11 -
                                                                    Exhibit 20.2
                                                                     Page 3 of 4

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




                                       - 12 -

                                                                    Exhibit 20.2
                                                                     Page 4 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                    NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.891 percent per annum from August 22, 1995 through March 14, 1996.

The Revolving Notes interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 6.070 percent per annum from August 22, 1995 through February 29, 1996.

The Certificates interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 6.061 percent per annum from August 22, 1995 through March 14, 1996. The final scheduled distribution date for the Certificates is August 15, 2000.


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




















                                       - 13 -