Form 10-Q
period 1996-06-30
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III
filed 1996-08-08
CIK 894360, 1003010, 1003012, 1011899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
             JUNE 30, 1996, OR

             TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD
             FROM ________ TO ________.

      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323
      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II     33-50323
      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III    33-50323
      -----------------------------------------------   ------------
            (Exact name of registrant as                Commission
              specified in its charter)                 file number

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

      A Delaware Business Trust                        51-6189382
      -------------------------------              -------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      c/o  Citibank Delaware
      One Penn's Way
      Newcastle, Delaware                                19720
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip Code)

      Registrants' telephone number,
      including area code                             (302) 323-3973
                                                      --------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

      A Delaware Business Trust                         51-0368463
      -------------------------------              -------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      c/o  The Chase Manhattan Bank (USA)
      802 Delaware Avenue
      Wilmington, Delaware                                19801
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip Code)

      Registrants' telephone number,
      including area code                             (302) 575-5022
                                                      --------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

      A Delaware Business Trust                        51-6504027
      -------------------------------              -------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      c/o  The Chase Manhattan Bank (USA)
      802 Delaware Avenue
      Wilmington, Delaware                                19801
      ----------------------------------------         ----------
      (Address of principal executive offices)         (Zip Code)

      Registrants' telephone number,
      including area code                             (302) 575-5022
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




This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



      1. Statement of Assets, Liabilities and Equity, June 30, 1996, December 31, 1995 and June 30, 1995.

      2. Statement of Distributable Income for the Six Months ended June 30, 1996 and 1995.

      3.    Notes to Financial Statements.


The above described Financial Statements for the registrants are submitted herewith as Exhibits 20.1, 20.2 and 20.3.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.
                       ------------------------------

                                     PART II



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trusts were formed pursuant to individual trust agreements between Wholesale Auto Receivables Corporation (the "Seller") and Citibank Delaware, as Owner Trustee for Superior Wholesale Inventory Financing Trust I and The Chase Manhattan Bank (USA), as Owner Trustee for Superior Wholesale Inventory Financing Trust II and Superior Wholesale Inventory Financing Trust III. Each Trust has issued the following floating rate Asset-Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amounts as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in each of the respective Trusts. Each Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                                Wholesale
               Date of           Finance
               Sale and          Initial
               Servicing          Sale         Asset-Backed       Asset-Backed
 Trust         Agreement         Amount           Notes           Certificates
- --------       ----------      ----------      ------------       ------------
                               (millions)        (millions)         (millions)

Superior    January 25, 1994    $2,232.3     Term Notes  $1,250.0     $132.0
Wholesale
Inventory                                    Revolving
Financing                                    Notes       $  850.3
Trust I

Superior    August 22, 1995     $1,889.5     Term Notes  $1,000.0     $ 72.8
Wholesale
Inventory                                    Revolving   $  816.7
Financing                                    Notes
Trust II

Superior    April 11, 1996      $1,918.2     Term Notes  $  500.0     $ 79.0
Wholesale
Inventory                                    Revolving   $1,339.2
Financing                                    Notes
Trust III


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

                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

            20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the Six Months Ended June 30, 1996 and 1995.


            20.2 Superior Wholesale Inventory Financing Trust II Financial Statements for the Six Months Ended June 30, 1996.


            20.3 Superior Wholesale Inventory Financing Trust III Financial Statements for the period April 11,1996 through June 30, 1996.


         (b)  Reports on Form 8-K:

                  A current report on Form 8-K dated April 11, 1996, reporting matters under Item 7, Financial Statements and Exhibits, was filed on April 17, 1996 for Superior Wholesale Inventory Financing Trust III.





                           ------------------------------

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

                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III




                       by: The Chase Manhattan Bank (USA)
                         ----------------------------------
                         (Owner Trustee, not in its individual capacity but solely as Owner Trustee on behalf of the Issuer.)


                         s\   John Mack
                         ----------------------------------
                         Second Vice President





Date:  AUGUST 8, 1996
       --------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY


                                             June 30,   Dec. 31,   June 30,
                                               1996       1995       1995
                                             --------   --------   --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,289.0   $2,632.0   $2,632.0
                                             --------   --------   --------

TOTAL ASSETS ............................    $2,289.0   $2,632.0   $2,632.0
                                             ========   ========   ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............       907.0    1,250.0    1,250.0
                                             --------   --------   --------
TOTAL LIABILITIES .......................     2,157.0    2,500.0    2,500.0



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0      132.0
                                             --------   --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,289.0   $2,632.0   $2,632.0
                                             ========   ========   ========


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                     Page 2 of 4



                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                        STATEMENT OF DISTRIBUTABLE INCOME



                                          Period Ended June 30
                                  Second Quarter             Six Months
                                  -------------             -----------
                                  1996       1995           1996      1995
                                  ----       ----           ----      ----
                                           (in millions of dollars)
Distributable Income

  Allocable to Interest .....    $ 35.3      $ 42.7        $ 74.6    $ 81.0
                                 ------      ------         -----     -----

Distributable Income ........    $ 35.3      $ 42.7        $ 74.6    $ 81.0
                                 ======      ======        ======    ======

Income Distributed ..........    $ 35.3      $ 42.7        $ 74.6    $ 81.0
                                 ======      ======        ======    ======







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

The Term Notes interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.424 percent per annum from January 25, 1994 through June 16, 1996.

                                                                    Exhibit 20.1
                                                                     Page 4 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                    NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.678 percent per annum from January 25, 1994 through May 31, 1996.

The Certificates interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.724 percent per annum from January 25, 1994 through June 16, 1996. The final scheduled distribution date for the Certificates is January 15, 1999.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

                                                                    Exhibit 20.2
                                                                     Page 1 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                                    June 30,       Dec. 31,
                                                      1996           1995
                                                    --------       --------
                                                   (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................      $1,883.9       $2,072.8
                                                    --------       --------

         TOTAL ASSETS ........................      $1,883.9       $2,072.8
                                                    ========       ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............      $1,000.0       $1,000.0

         Asset-Backed Revolving Notes ........         811.1        1,000.0
                                                    --------       --------
             TOTAL LIABILITIES ...................   1,811.1        2,000.0
                                                    ========        =======


         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)      72.8           72.8
                                                    --------       --------

         TOTAL LIABILITIES AND EQUITY ........      $1,883.9       $2,072.8
                                                    ========       ========


         Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.2
                                                                     Page 2 of 4



                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                        STATEMENT OF DISTRIBUTABLE INCOME





                                          Period Ended June 30, 1996
                                        Second Quarter      Six Months
                                        --------------      ----------
                                           (in millions of dollars)


         Distributable Income

         Allocable to Interest .....         $ 28.5           $ 59.3
                                             ------           ------
         Distributable Income ........       $ 28.5           $ 59.3
                                             ======           ======

         Income Distributed ..........       $ 28.5           $ 59.3
                                             ======           ======


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

                                                                    Exhibit 20.2
                                                                     Page 4 of 4


                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                    NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.789 percent per annum from August 22, 1995 through June 16, 1996.

The Revolving Notes interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.946 percent per annum from August 22, 1995 through May 31, 1996.

The Certificates interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.959 percent per annum from August 22, 1995 through June 16, 1996. The final scheduled distribution date for the Certificates is August 15, 2000.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

                                                                    Exhibit 20.3
                                                                     Page 1 of 4


                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                     STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                           June 30,
                                                             1996
                                                           --------
                                                   (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................             $1,929.2
                                                           --------

         TOTAL ASSETS ........................             $1,929.2
                                                           ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............             $  500.0

         Asset-Backed Revolving Notes ........              1,350.2
                                                           --------
         TOTAL LIABILITIES ...................             $1,850.2
                                                           ========


         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)             79.0
                                                           --------

         TOTAL LIABILITIES AND EQUITY ........             $1,929.2
                                                           ========


         Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.3
                                                                     Page 2 of 4



                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                        STATEMENT OF DISTRIBUTABLE INCOME


                                                Period Ended
                                               June 30, 1996*
                                            ------------------
                                          (in millions of dollars)


         Distributable Income

           Allocable to Interest .....            $ 12.6
                                                  ------

         Distributable Income ........            $ 12.6
                                                  ======

         Income Distributed ..........            $ 12.6
                                                  ======

         * Represents  the period  April 11,  1996(inception)  through  June 30,
           1996.

         Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.3
                                                                     Page 3 of 4

                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust III (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders and certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On April 11, 1996, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,918.2 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust and Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $500.0 million floating rate term notes and $1,339.2 million floating rate revolving notes ($1,000.0 million Revolving Notes Series 1996-RN1 and $500.0 million Revolving Notes Series 1996-RN2). The Asset-Backed Certificates totaled $79.0 million. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period. During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The then-unpaid principal balance of the Term Notes will be payable on March 15,
2001  and  the  then-unpaid   principal  balance  of  the  Revolving  Notes  and
Certificates will be payable on April 15, 2003.

Payments of interest on the Revolving Notes, Series 1996-RN1 and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing May 15, 1996 (the "Initial Distribution Date"). Payments of interest on the Term Notes are made on the fifteenth day of March, June, September and December or, if any such day is not a Business Day, on the next succeeding Business Day, commencing June 17, 1996. Payments of interest on the Revolving Notes, Series 1996-RN2 are made on the fifteenth day of January, April, July and October or, if any such day is not a Business Day, on the next succeeding Business Day, commencing July 15, 1996.

                                                                    Exhibit 20.3
                                                                     Page 4 of 4


                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                    NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes interest rate equals an average of the Federal Funds Weekly Rate plus 26 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.498 percent per annum from April 11, 1996 through June 16, 1996.

The Revolving Notes RN-1 interest rate equals LIBOR plus 32 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.758 percent per annum from April 11, 1996 through May 31, 1996.

The Revolving Notes RN-2 interest rate equals 3-Month LIBOR plus 29 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders accrued interest at a weighted average rate of 5.751 percent per annum from April 11, 1996 through May 31, 1996.

The Certificates interest rate equals LIBOR plus 33 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.764 percent per annum from April 11, 1996 through June 16, 1996. The final scheduled distribution date for the Certificates is April 15, 2003.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.


NOTE 5.  SUBSEQUENT EVENT

On July 24, 1996, the Trust issued $278.7 million Revolving Notes, Series 1996-RN3 in exchange for $647.7 million Revolving Notes, Series 1996-RN1 and $869.0 million Revolving Notes, Series 1996-RN4 in exchange for $500.0 million Revolving Notes, Series 1996-RN2 (collectively, the "Revolving Notes"). The Revolving Notes earn interest at a rate of 1-Month LIBOR plus 28 basis points and 3-Month LIBOR plus 26 basis points, respectively. No additional equity certificates were issued for this transaction.