Form 10-Q
period 1996-09-30
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III
filed 1996-11-13
CIK 894360, 1003010, 1003012, 1011899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

  (Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

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

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                       PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



     1. Statement of Assets, Liabilities and Equity, September 30, 1996, December 31, 1995 and September 30, 1995.

     2. Statement of Distributable Income for the Nine Months ended September 30, 1996 and 1995.

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

                         PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

      (a)  Exhibits:

         20.1  Superior Wholesale Inventory Financing   Trust  I   Financial
               Statements for the Nine Months Ended September 30, 1996 and 1995.

         20.2  Superior Wholesale Inventory Financing   Trust  II  Financial
               Statements for the Nine Months Ended September 30, 1996 and the period August 22, 1995 (inception) through September 30, 1995.

         20.3 Superior Wholesale Inventory Financing Trust III Financial Statements for the period April 11, 1996 (inception) through September 30, 1996.


      (b)  Reports on Form 8-K:

           No   current   reports   on  Form  8-K  have  been   filed  by  the
           abovementioned Trust during the quarter ended September 30, 1996.





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

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III




                        by: The Chase Manhattan Bank (USA
                        ----------------------------------
                           (Owner Trustee, not in
                            its individual capacity
                            but solely as Owner
                            Trustee on behalf of
                            the Issuer.)


                        s\   John Mack
                        -----------------------------
                             Second Vice President





Date:  November 13, 1996
       -----------------

                                                                Exhibit 20.1
                                                                 Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                             Sept. 30,  Dec. 31,  Sept. 30,
                                               1996       1995      1995
                                             --------   --------  --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,109.7   $2,632.0  $2,376.4
                                             --------   --------  --------

TOTAL ASSETS ............................    $2,109.7   $2,632.0  $2,376.4
                                             ========   ========  ========


LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0  $1,250.0


Asset-Backed Revolving Notes ............       727.7    1,250.0     994.4
                                             --------   --------  --------
TOTAL LIABILITIES .......................     1,977.7    2,500.0   2,244.4



EQUITY

Asset-Backed Certificates (NOTES 2 and 3)       132.0      132.0     132.0
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ............    $2,109.7   $2,632.0  $2,376.4
                                             ========   ========  ========


Reference should be made to the Notes to Financial Statements.

                                                                Exhibit 20.1
                                                                 Page 2 of 4



                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                      STATEMENT OF DISTRIBUTABLE INCOME





                                             Period Ended Sept. 30
                                    Third Quarter              Nine Months
                                   ---------------           --------------
                                   1996       1995           1996      1995
                                   ----       ----           ----      ----
                                           (in millions of dollars)
Distributable Income

  Allocable to Interest .....    $ 31.1      $ 40.0        $105.7    $121.0
                                 ------      ------        ------    ------

Distributable Income ........    $ 31.1      $ 40.0        $105.7    $121.0
                                 ======      ======        ======    ======

Income Distributed ..........    $ 31.1      $ 40.0        $105.7    $121.0
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

The Term Notes interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.442 percent per annum from January 25, 1994 through September 15, 1996.

                                                                Exhibit 20.1
                                                                 Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                  NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.685 percent per annum from January 25, 1994 through August 31, 1996.

The Certificates interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.742 percent per annum from January 25, 1994 through September 15, 1996. The final scheduled distribution date for the Certificates is January 15, 1999.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

                                                                Exhibit 20.2
                                                                 Page 1 of 4


               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                           Sept. 30,   Dec. 31,   Sept. 30,
                                             1996        1995       1995
                                           --------    -------    --------
                                               (in millions of dollars)

 ASSETS

 Receivables (Note 2) ................     $1,734.3    $2,072.8  $1,914.9
                                           --------    --------  --------

 TOTAL ASSETS ........................     $1,734.3    $2,072.8  $1,914.9
                                           ========    ========  ========


 LIABILITIES (NOTES 2 and 3)


 Asset-Backed Term Notes .............    $1,000.0    $1,000.0   $1,000.0

 Asset-Backed Revolving Notes ........       661.5     1,000.0      842.8
                                          --------    --------   --------
TOTAL LIABILITIES ...................      1,661.5     2,000.0    1,842.1



 EQUITY

 Asset-Backed Certificates (NOTES 2 and 3)    72.8        72.8       72.8
                                          --------    --------   --------

 TOTAL LIABILITIES AND EQUITY ........    $1,734.3    $2,072.8   $1,914.9
                                          ========    ========   ========


 Reference should be made to the Notes to Financial Statements.

                                                                Exhibit 20.2
                                                                 Page 2 of 4



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                      STATEMENT OF DISTRIBUTABLE INCOME




                                        Period Ended Sept. 30
                                   Third Quarter            Nine Months
                                  ---------------          -------------
                                  1996       1995*         1996     1995*
                                  ----       ----          ----     ----
                                        (in millions of dollars)
 Distributable Income

   Allocable to Interest .....  $ 25.6     $  5.7        $ 84.9   $  5.7
                                ------     ------        ------   ------

 Distributable Income ........  $ 25.6     $  5.7        $ 84.9   $  5.7
                                ======     ======        ======   ======

 Income Distributed ..........  $ 25.6     $  5.7        $ 84.9   $  5.7
                                ======     ======        ======   ======

* Represents the period August 22, 1995 (inception) through September 30, 1995.


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

                                                                Exhibit 20.2
                                                                 Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                   NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.745 percent per annum from August 22, 1995 through September 15, 1996.

The Revolving Notes interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.907 percent per annum from August 22, 1995 through August 31, 1996.

The Certificates interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.915 percent per annum from August 22, 1995 through September 15, 1996. The final scheduled distribution date for the Certificates is August 15, 2000.


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

                                                                Exhibit 20.3
                                                                 Page 1 of 4


               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                                           Sept. 30,
                                                             1996
                                                           --------
                                                   (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................            $1,791.9
                                                          --------

         TOTAL ASSETS ........................            $1,791.9
                                                          ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............            $  500.0

         Asset-Backed Revolving Notes ........             1,212.9
                                                          --------
         TOTAL LIABILITIES ...................            $1,712.9



         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)            79.0
                                                          --------

         TOTAL LIABILITIES AND EQUITY ........            $1,791.9
                                                          ========


         Reference should be made to the Notes to Financial Statements.

                                                                Exhibit 20.3
                                                                 Page 2 of 4



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                      STATEMENT OF DISTRIBUTABLE INCOME






                                              Period Ended Sept. 30, 1996
                                             Third Quarter     Nine Months*
                                             -------------     -----------
                                               (in millions of dollars)

         Distributable Income

           Allocable to Interest .....          $ 23.4           $ 36.0
                                                ------           ------

         Distributable Income ........          $ 23.4           $ 36.0
                                                ======           ======

         Income Distributed ..........          $ 23.4           $ 36.0
                                                ======           ======

         * Represents the period April 11, 1996(inception) through September 30, 1996.

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On April 11, 1996, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,918.2 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust and Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $500.0 million floating rate term notes and $1,339.2 million floating rate revolving notes ($1,000.0 million Revolving Notes Series 1996-RN1 and $500.0 million Revolving Notes Series 1996-RN2). The Asset-Backed Certificates totaled $79.0 million. On July 24, 1996, the Trust issued $278.7 million Revolving Notes, Series 1996-RN3 in exchange for $647.7 million Revolving Notes, Series 1996-RN1 and $869.0 million Revolving Notes, Series 1996-RN4 in exchange for $500.0 million Revolving Notes, Series 1996-RN2 (collectively, the "Revolving Notes"). No additional equity certificates were issued for this transaction. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, an interest rate swap and certain other property.

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

Payments of interest on the Revolving Notes, Series 1996-RN3 and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"). Payments of interest on the Term Notes are made on the fifteenth day of March, June, September and December or, if any such day is not a Business Day, on the next succeeding Business Day. Payments of interest on the Revolving Notes, Series 1996-RN4 are made on the fifteenth day of January, April, July and October or, if any such day is not a Business Day, on the next succeeding Business Day.

                                                                Exhibit 20.3
                                                                 Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                   NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes interest rate equals an average of the Federal Funds Weekly Rate plus 26 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.536 percent per annum from April 11, 1996 through September 15, 1996.

The Revolving Notes RN-3 interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.743 percent per annum from July 24, 1996 through August 31, 1996.

The Revolving Notes RN-4 interest rate equals 3-Month LIBOR plus 26 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders accrued interest at a weighted average rate of 5.885 percent per annum from July 24, 1996 through August 31, 1996.

The Certificates interest rate equals LIBOR plus 33 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.785 percent per annum from April 11, 1996 through September 15, 1996. The final scheduled distribution date for the Certificates is April 15, 2003.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.