Form 10-K
period 1996-12-31
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III
filed 1997-03-27
CIK 894360, 1003010, 1003012, 1011899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-K

      (Mark One)

        X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996, OR

           TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.

      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I      33-50323
      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II     33-50323
      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III    33-50323
      -----------------------------------------------   ------------
            (Exact name of registrant as                 Commission
              specified in its charter)                  file number

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

      A Delaware Business Trust                       51-6189382
      -------------------------------            -------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  Citibank Delaware
      One Penn's Way
      Newcastle, Delaware                             19720
      ----------------------------------------      ----------
      (Address of principal executive offices)      (Zip Code)

      Registrants' telephone number,
      including area code                           (302) 323-3973
                                                    -------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

      A Delaware Business Trust                       51-0368463
      -------------------------------            -------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  The Chase Manhattan Bank (USA)
      802 Delaware Avenue
      Wilmington, Delaware                            19801
      ----------------------------------------      ----------
      (Address of principal executive offices)      (Zip Code)

      Registrants' telephone number,
      including area code                          (302) 575-5022
                                                   --------------

SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

      A Delaware Business Trust                      51-6504027
      -------------------------------            -------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  The Chase Manhattan Bank (USA)
      802 Delaware Avenue
      Wilmington, Delaware                            19801
      ----------------------------------------      ---------
      (Address of principal executive offices)      (Zip Code)

      Registrants' telephone number,
      including area code                         (302) 575-5022
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


Superior Wholesale Inventory Financing Trust III (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of April 11, 1996, between Wholesale Auto Receivables Corporation and The Chase Manhattan Bank (USA), as Owner Trustee. On April 11, 1996, the Trust issued Floating Rate Asset-Backed Certificates, Class A with an aggregate initial certificate balance of $79,000,000. On April 11, 1996, the Trust also issued Floating Rate Asset-Backed Term Notes, Series 1996-A in the aggregate principal amount of $500,000,000 and Floating Rate Asset-Backed Revolving Notes, Series 1996-RN1 and Series 1996-RN2 with a specified maximum balance of $1,000,000,000 and $500,000,000, respectively, pursuant to an Indenture, as of April 11, 1996, between the Issuer and The Bank of New York, as Indenture Trustee. On July 24, 1996, the Trust replaced the Floating Rate Asset-Backed Revolving Notes, Series 1996-RN1 and Series 1996-RN2 with Series 1996-RN3 and Series 1996-RN4 with a specified maximum balance of $631,000,000 and $869,000,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing          Sale         Asset-Backed        Asset-Backed
 Trust         Agreement         Amount           Notes            Certificates
--------       ---------       ----------      ------------        ------------
                               (millions)       (millions)          (millions)

Superior    January 25, 1994    $2,232.3     Term Notes  $1,250.0     $132.0
Wholesale
Inventory                                    Revolving   $  850.3
Financing                                    Notes
Trust I

Superior    August 22, 1995     $1,889.5     Term Notes  $1,000.0     $ 72.8
Wholesale
Inventory                                    Revolving   $  816.7
Financing                                    Notes
Trust II

Superior    April 11, 1996      $1,918.2     Term Notes  $  500.0     $ 79.0
Wholesale
Inventory                                    Revolving   $1,339.2
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       CROSS REFERENCE SHEET



Exhibit No.                   Caption                               Page
-----------   -------------------------------------------------     -----


    --       Superior Wholesale Inventory Financing Trust I,
             Independent Auditors' Report, Financial Statements     II-3
             and Selected Quarterly Data for the year ended
             December 31, 1996.

    --       Superior Wholesale Inventory Financing Trust II,
             Independent Auditors' Report, Financial Statements     II-10
             and Selected Quarterly Data for the year ended
             December 31, 1996.

    --       Superior  Wholesale  Inventory  Financing  Trust  III,
             Independent Auditors' Report, Financial Statements     II-17
             and Selected Quarterly Data for the period April 11,
             1996 (inception) through December 31, 1996.

   27.1      Financial Data Schedule for Superior Wholesale
             Inventory Financing Trust I (for SEC electronic         --
             filing purposes only).

   27.2      Financial Data Schedule for Superior Wholesale
             Inventory Financing Trust II (for SEC electronic        --
             filing purposes only).

   27.3      Financial Data Schedule for Superior Wholesale
             Inventory Financing Trust III (for SEC electronic       --
             filing purposes only).

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The Superior Wholesale Inventory Financing Trust I, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, Citibank Delaware, Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust I as of December 31, 1996 and
1995, and the related Statement of Distributable Income for the years ended December 31, 1996 and 1995 and for the period January 25, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust I at December 31, 1996 and 1995, and its distributable income and distributions for the years ended December 31, 1996 and 1995 and the period January 25, 1994 (inception) through December 31, 1994, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                                December 31,
                                               1996       1995
                                             --------   --------
                                           (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,241.7   $2,632.0
                                             --------   --------

TOTAL ASSETS ............................    $2,241.7   $2,632.0
                                             ========   ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $1,250.0   $1,250.0


Asset-Backed Revolving Notes ............       859.7    1,250.0
                                             --------   --------
TOTAL LIABILITIES .......................     2,109.7    2,500.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)       132.0      132.0
                                             --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,241.7   $2,632.0
                                             ========   ========




Reference should be made to the Notes to Financial Statements.

             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                   STATEMENT OF DISTRIBUTABLE INCOME


                                                 Year Ended December 31,
                                                 1996     1995     1994*
                                                ------   ------   ------
                                                (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .     $136.3   $159.1   $ 85.0
                                                ------   ------   ------

Distributable Income  . . . . . . . . . . .     $136.3   $159.1   $ 85.0
                                                ======   ======   ======

Income Distributed  . . . . . . . . . . . .     $136.3   $159.1   $ 85.0
                                                ======   ======   ======



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

The Term Notes' interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.453% per annum from January 25, 1994 through December 15, 1996.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes' interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.687% per annum from January 25, 1994 through November 30, 1996.

The Certificates' interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.753% per annum from January 25, 1994 through December 15, 1996.


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

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. If GMAC had defaulted, the potential cost to the Trust, if the positions were replaced at market rates in effect at December 31, 1996 and 1995, would have been as follows:

                                       1996       1995
                                      ------     ------
                                    (in millions of dollars)

      Interest Rate Basis Swap        $( 2.0)    $(14.5)
      Interest Rate Floor                0.0        0.1
                                      ------     ------
                                      $( 2.0)    $(14.4)
                                      ======     ======

The notional amount of the interest rate basis swap including the embedded interest rate floor approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

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


NOTE 6. SUBSEQUENT EVENTS

As of December 1, 1996, the Trust began its Wind Down Period. A portion of the unpaid principal of the Term Notes and Revolving Notes along with interest was paid on January 15, 1997. The remaining unpaid principal and interest for the Term Notes, Revolving Notes and Certificates were paid on the final distribution date of February 18, 1997.

              SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                 SUPPLEMENTARY FINANCIAL DATA (unaudited)

                SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1996 Quarters                            Interest
------------------------------------     --------
                                  (in millions of dollars)

First quarter ......................     $  39.3

Second quarter .....................        35.3

Third quarter ......................        31.1

Fourth quarter .....................        30.6
                                         -------
     Total .........................     $ 136.3
                                         =======



1995 Quarters                            Interest
------------------------------------     --------
                                  (in millions of dollars)

First quarter ......................     $  38.3

Second quarter .....................        42.7

Third quarter ......................        40.0

Fourth quarter .....................        38.1
                                         -------
     Total .........................     $ 159.1
                                         =======




1994 Quarters                            Interest
------------------------------------     --------
                                  (in millions of dollars)

First quarter ......................     $   9.6

Second quarter .....................        24.4

Third quarter ......................        25.1

Fourth quarter .....................        25.9
                                         -------
     Total .........................     $  85.0
                                         =======

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The Superior Wholesale Inventory Financing Trust II, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, The Chase Manhattan Bank (USA), Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust II as of December 31, 1996 and 1995, and the related Statement of Distributable Income for the year ended December 31, 1996 and the period August 22, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust II at December 31, 1996 and 1995, and its distributable income and distributions for the year ended December 31, 1996 and the period August 22, 1995 (inception) through December 31, 1995, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                 December 31,
                                               1996       1995
                                             --------   --------
                                           (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,017.2   $2,072.8
                                             --------   --------

TOTAL ASSETS ............................    $2,017.2   $2,072.8
                                             ========   ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $1,000.0   $1,000.0


Asset-Backed Revolving Notes ............       944.4    1,000.0
                                             --------   --------

TOTAL LIABILITIES .......................     1,944.4    2,000.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)        72.8       72.8
                                             --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,017.2   $2,072.8
                                             ========   ========




Reference should be made to the Notes to Financial Statements.

             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                        STATEMENT OF DISTRIBUTABLE INCOME





                                               Year Ended December 31,
                                                1996           1995*
                                               ------         -------
                                              (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .    $109.9         $ 36.2
                                               ------         ------

Distributable Income  . . . . . . . . . . .    $109.9         $ 36.2
                                               ======         ======


Income Distributed  . . . . . . . . . . . .    $109.9         $ 36.2
                                               ======         ======



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

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                            NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes' interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.708% per annum from August 22, 1995 through December 15, 1996.

The Revolving Notes' interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.873% per annum from August 22, 1995 through November 30, 1996.

The Certificates' interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.878% per annum from August 22, 1995 through December 15, 1996.


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

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. If GMAC had defaulted, the potential cost to the Trust, if the positions were replaced at market rates in effect at December 31, 1996 and 1995, would have been as follows:

               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                           NOTES TO FINANCIAL STATEMENTS


NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (concluded)


                                       1996       1995
                                      ------     ------
                                    (in millions of dollars)

      Interest Rate Basis Swap        $  2.8     $  4.5
      Interest Rate Floor                0.6        0.1
      Termination Option               ( 3.8)     ( 5.4)
                                      ------     ------
                                      $( 0.4)    $( 0.8)
                                      ======     ======



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

             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                 SUPPLEMENTARY FINANCIAL DATA (unaudited)

                SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1996 Quarters                            Interest
------------------------------------     --------
                                 (in millions of dollars)

First quarter ......................     $  30.8

Second quarter .....................        28.5

Third quarter ......................        25.6

Fourth quarter .....................        25.0
                                         -------
     Total .........................     $ 109.9
                                         =======



1995 Quarters                            Interest
------------------------------------     ---------
                                  (in millions of dollars)

Third quarter ......................     $   5.7

Fourth quarter .....................        30.5
                                         -------
     Total .........................     $  36.2
                                         =======

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The Superior Wholesale Inventory Financing Trust III, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, The Chase Manhattan Bank (USA), Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust III as of December 31, 1996, and the related Statement of Distributable Income for the period April 11, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity of the Superior Wholesale Inventory Financing Trust III at December 31, 1996, and its distributable income and distributions for the period April 11, 1996 (inception) through December 31, 1996, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan 48243

               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                                December 31, 1996
                                                -----------------
                                            (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................        $2,079.0
                                                      --------

         TOTAL ASSETS ........................        $2,079.0
                                                      ========


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............        $  500.0

         Asset-Backed Revolving Notes ........         1,500.0
                                                      --------
         TOTAL LIABILITIES ...................         2,000.0



         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)        79.0
                                                      --------

         TOTAL LIABILITIES AND EQUITY ........        $2,079.0
                                                      ========


         Reference should be made to the Notes to Financial Statements.

               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended
                                          December 31, 1996*
                                          ------------------
                                       (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .    $ 61.1
                                               ------

Distributable Income  . . . . . . . . . . .    $ 61.1
                                               ======


Income Distributed  . . . . . . . . . . . .    $ 61.1
                                               ======



* Represents the period April 11, 1996(inception) through December 31, 1996.


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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On April 11, 1996, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling approximately $1,918.2 million from the Seller in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust and Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $500.0 million Floating Rate Term Notes and $1,339.2 million Floating Rate Revolving Notes ($839.2 million Revolving Notes, Series 1996-RN1 and $500.0 million Revolving Notes, Series 1996-RN2). The Asset-Backed Certificates totaled $79.0 million. On July 24, 1996, the Trust issued $278.7 million Revolving Notes, Series 1996-RN3 replacing the $647.7 million Revolving Notes, Series 1996-RN1 and issued $869.0 million Revolving Notes, Series 1996-RN4 replacing the $500.0 million Revolving Notes, Series 1996-RN2 (collectively, the "Revolving Notes"). No additional equity certificates were issued for this transaction. The Trust property includes certain Eligible Receivables in Accounts included in a Pool of Accounts, certain Receivables generated under each such Accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, interest rate basis swaps and certain other property.

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

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                            NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes' interest rate equals an average of the Federal Funds Weekly Rate plus 26 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.541% per annum from April 11, 1996 through December 15, 1996.

The Revolving Notes', Series 1996-RN1 interest rate equals LIBOR plus 32 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.771% per annum from April 11, 1996 through July 23, 1996.

The Revolving Notes', Series 1996-RN2 interest rate equals 3-Month LIBOR plus 29 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.781% per annum from April 11, 1996 through July 23, 1996.

The Revolving Notes', Series 1996-RN3 interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.704% per annum from July 24, 1996 through November 30, 1996.

The Revolving Notes', Series 1996-RN4 interest rate equals 3-Month LIBOR plus 26 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders accrued interest at a weighted average rate of 5.885% per annum from July 24, 1996 through November 30, 1996.

The Certificates' interest rate equals LIBOR plus 33 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.772% per annum from April 11, 1996 through December 15, 1996.


NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to interest rate basis swap contracts with an embedded termination option to manage exposure to interest rate fluctuations. The interest rate basis swaps, which relates to the Asset-Backed Term Notes, Asset-Backed Certificates, Asset-Backed Revolving Notes, Series 1996-RN3 and the Asset-Backed Revolving Notes, Series 1996-RN4, is a contractual agreement between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives London Interbank Offering Rate (LIBOR) plus

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                          NOTES TO FINANCIAL STATEMENTS




NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (concluded)

265 basis points, 272 basis points, 278 basis points, and 279 basis points, respectively). In addition, the interest rate basis swaps will terminate at the time the outstanding principal balance of the Revolving and Term Notes and the Certificates has been paid in full. In the event that GMAC gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swaps would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. The Trust would have been in a net receivable postion at December 31, 1996, as follows:
                                           1996
                                          ------
                                  (in millions of dollars)

      Interest Rate Basis Swaps           $  9.3
      Termination Option                   ( 9.0)
                                          ------
                                          $  0.3
                                          ======

The notional amount of the interest rate basis swaps including the embedded interest rate floor approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.


NOTE 5. FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.

             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                 SUPPLEMENTARY FINANCIAL DATA (unaudited)

                SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                            Interest
------------------------------------     --------
                                  (in millions of dollars)

Second quarter .....................     $  12.6

Third quarter ......................        23.4

Fourth quarter .....................        25.1
                                         -------
     Total .........................     $  61.1
                                         =======

                              PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.


(a)   (1)  FINANCIAL STATEMENTS.

           Included in Part II, Item 8, of Form 10-K.


(a)   (2)  FINANCIAL STATEMENT SCHEDULES.

           All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

(a)   (3)  EXHIBITS (Included in Part II of this report).

                -- Superior Wholesale Inventory Financing Trust I Financial Statements for the year ended December 31, 1996.

                -- Superior Wholesale Inventory Financing Trust II Financial Statements for the year ended December 31, 1996.

                -- Superior Wholesale Inventory Financing Trust III Financial Statements for the period April 11, 1996 (inception) through December 31, 1996.

              27.1 Financial Data Schedule for Superior   Wholesale   Inventory
                   Financing Trust I (for SEC electronic filing purposes only).

              27.2 Financial  Data  Schedule  for  Superior Wholesale Inventory
                   Financing Trust II (for SEC electronic filing purposes only).

              27.3 Financial Data Schedule for Superior   Wholesale   Inventory
                   Financing Trust III (for SEC electronic filing purposes only).


(b)        REPORTS ON FORM 8-K.

           No current reports on Form 8-K have been filed by the above-mentioned Trusts during the fourth quarter ended December 31, 1996.

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








Date:  MARCH 13, 1997
       --------------

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


                     s\   John Cashin
                     -----------------------------
                          Second Vice President





            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III




                     by:The Chase Manhattan Bank (USA)
                     ----------------------------------
                        (Owner Trustee, not in
                         its individual capacity
                         but solely as Owner
                         Trustee on behalf of
                         the Issuer.)


                     s\   John Cashin
                     -----------------------------
                          Second Vice President





Date:  MARCH 13, 1997
       --------------