Form 10-Q
period 1997-03-31
WHOLESALE AUTO RECEIVABLES CORP; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II; SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III
filed 1997-05-15
CIK 894360, 1003010, 1003012, 1011899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

      (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

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




This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                       PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



      1. Statement of Assets, Liabilities and Equity, March 31, 1997, December 31, 1996 and March 31, 1996.

      2. Statement of Distributable Income for the Three Months ended March 31, 1997 and 1996.

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
               Sale and          Finance
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

                         PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits:

            20.1 Superior Wholesale Inventory Financing Trust I Financial Statements for the Three Months Ended March 31, 1997 and 1996.


            20.2 Superior Wholesale Inventory Financing Trust II Financial Statements for the Three Months Ended March 31, 1997 and 1996.

            20.3 Superior Wholesale Inventory Financing Trust III Financial Statements for the Three Months Ended March 31, 1997.

         (b)  Reports on Form 8-K:

              No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended March 31, 1997.






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





Date:  May 15, 1997
       ------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                             Mar. 31,   Dec. 31,  Mar. 31,
                                               1997       1996      1996
                                             --------   --------  --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $    0.0   $2,241.7  $2,504.0
                                             --------   --------  --------

TOTAL ASSETS ............................    $    0.0   $2,241.7  $2,504.0
                                              ========  ========  ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $    0.0   $1,250.0  $1,250.0


Asset-Backed Revolving Notes ............         0.0      859.7   1,122.0
                                             --------   --------  --------
TOTAL LIABILITIES .......................         0.0    2,109.7   2,372.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)         0.0      132.0     132.0
                                             --------   --------  --------

TOTAL LIABILITIES AND EQUITY ............    $    0.0   $2,241.7  $2,504.0
                                             ========   ========  ========


Reference should be made to the Notes to Financial Statements.














                                                                    Exhibit 20.1
                                                                     Page 2 of 4



                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                      STATEMENT OF DISTRIBUTABLE INCOME





                            Three Months Ended March 31,
                                  1997     1996
                                  ----       ----
                              (in millions of dollars)
Distributable Income

  Allocable to Interest .....    $ 18.6      $ 39.3
                                 ------      ------

Distributable Income ........    $ 18.6      $ 39.3
                                 ======      ======

Income Distributed ..........    $ 18.6      $ 39.3
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


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Term Notes until the commencement of the Wind Down Period which started December 1, 1996. A portion of the unpaid principal of the Term Notes and Revolving Notes along with interest was paid on January 15, 1997. The remaining unpaid principal and interest for the Term Notes, Revolving Notes and Certificates were paid on the final distribution date of February 18, 1997.

Payments of interest on the existing Notes and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing February 15, 1994 (the "Initial Distribution Date").

The Term Notes' interest rate equals LIBOR plus 15 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.465% per annum from January 25, 1994 through February 17, 1997.









                                                                    Exhibit 20.1
                                                                     Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST I

                  NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Revolving Notes' interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.693% per annum from January 25, 1994 through February 17, 1997.

The Certificates' interest rate equals LIBOR plus 45 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.767% per annum from January 25, 1994 through February 17, 1997.


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





























                                                                    Exhibit 20.2
                                                                     Page 1 of 4


               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                           Mar.31,     Dec. 31,   Mar. 31,
                                            1997        1996       1996
                                          --------     --------   --------
                                               (in millions of dollars)

 ASSETS

 Receivables (Note 2) ................    $2,056.1    $2,017.2   $2,056.1
                                          --------    --------   --------

 TOTAL ASSETS ........................    $2,056.1    $2,017.2   $2,056.1
                                          ========    ========   ========


 LIABILITIES (Notes 2 and 3)


 Asset-Backed Term Notes .............    $1,000.0    $1,000.0   $1,000.0

 Asset-Backed Revolving Notes ........       983.3       944.4      983.3
                                          --------    --------   --------
TOTAL LIABILITIES ...................      1,983.3     1,944.4    1,983.3



 EQUITY

 Asset-Backed Certificates (Notes 2 and 3)    72.8        72.8       72.8
                                          --------    --------   --------

 TOTAL LIABILITIES AND EQUITY ........    $2,056.1    $2,017.2   $2,056.1
                                          ========    ========   ========


 Reference should be made to the Notes to Financial Statements.















                                                                    Exhibit 20.2
                                                                     Page 2 of 4



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                      STATEMENT OF DISTRIBUTABLE INCOME





                          Three Months Ended March 31,
                                  1997       1996
                                  ----       ----
                              (in millions of
dollars)
 Distributable Income

   Allocable to Interest .....  $ 27.6     $ 30.8
                                ------     ------

Distributable Income ........   $ 27.6     $ 30.8
                                ======     ======

 Income Distributed ..........  $ 27.6     $ 30.8
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





                                                                    Exhibit 20.2
                                                                     Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST II

                   NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes' interest rate equals LIBOR plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.697% per annum from August 22, 1995 through March 16, 1997.

The Revolving Notes' interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.858% per annum from August 22, 1995 through February 28, 1997.

The Certificates' interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.867% per annum from August 22, 1995 through March 16, 1997.

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

























                                                                    Exhibit 20.3
                                                                     Page 1 of 4


               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY






                                             Mar. 31,   Dec. 31,
                                               1997       1996
                                             --------   --------
                                          (in millions of dollars)
ASSETS

Receivables (Note 2) ....................    $2,079.0   $2,079.0
                                             --------   --------

TOTAL ASSETS ............................    $2,079.0   $2,079.0
                                             ========   ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................    $  500.0   $  500.0


Asset-Backed Revolving Notes ............     1,500.0    1,500.0
                                             --------    --------

TOTAL LIABILITIES .......................     2,000.0    2,000.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)        79.0       79.0
                                             --------   --------

TOTAL LIABILITIES AND EQUITY ............    $2,079.0   $2,079.0
                                             ========   ========




Reference should be made to the Notes to Financial Statements.











                                                                    Exhibit 20.3
                                                                     Page 2 of 4



               SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                      STATEMENT OF DISTRIBUTABLE INCOME






                                           Three Months Ended
                                             March 31, 1997
                                          ----------------------
                                         (in millions of dollars)

         Distributable Income

           Allocable to Interest .....          $ 29.2
                                                ------

         Distributable Income ........          $ 29.2
                                                ======

         Income Distributed ..........          $ 29.2
                                                ======



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


                                                                    Exhibit 20.3
                                                                     Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST III

                   NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Term Notes' interest rate equals an average of the Federal Funds Weekly Rate plus 26 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.524% per annum from April 11, 1996 through March 16, 1997.

The Revolving Notes', Series 1996-RN3 interest rate equals LIBOR plus 28 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.745% per annum from July 24, 1996 through February 28, 1997.

The Revolving Notes', Series 1996-RN4 interest rate equals 3-Month LIBOR plus 26 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders accrued interest at a weighted average rate of 5.868% per annum from July 24, 1996 through February 28, 1997.

The Certificates' interest rate equals LIBOR plus 33 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 5.789% per annum from April 11, 1996 through March 16, 1997.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder and Certificateholder, by acceptance of a Note or Certificate, agrees to treat the Note as indebtedness and the Certificate as an equity interest in the Trust for federal, state and local income and franchise tax purposes.