Form 10-K
period 1997-12-31
WHOLESALE AUTO RECEIVABLES CORP
filed 1998-03-23
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     (Mark One)

       X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OF THE SECURITIES EXCHANGE
      ---
           ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997, OR

           TRANSITION REPORT  PURSUANT  TO SECTION 13 OF THE SECURITIES EXCHANGE
      ---
           ACT OF 1934 FOR THE  TRANSACTION  PERIOD FROM ________ TO ________.



     SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV            33-50323
     -----------------------------------------------          ------------
               (Exact name of registrant as                    Commission
                 specified in its charter)                     file number


     SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

     A Delaware Business Trust                                 38-3082709
     -------------------------------                       -------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     c/o Chase Manhattan Bank (Delaware)
     1201 Market Street
     Wilmington, Delaware                                        19801
     ----------------------------------------                  ----------
     (Address of principal executive offices)                  (Zip Code)

     Registrants' telephone number,
     including area code                                     (302) 428-3375
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
                         ---    ---

                                     PART I

ITEM 1.  BUSINESS


Superior Wholesale Inventory Financing Trust IV (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of November 20, 1997, between Wholesale Auto Receivables Corporation and Chase Manhattan Bank (Delaware), as Owner Trustee. On November 20, 1997, the Trust issued Floating Rate Asset-Backed Certificates, Class A with an aggregate initial certificate balance of $174,000,000. On November 20, 1997, the Trust also issued 6.346% Asset-Backed Term Notes, Series 1997-A and Floating Rate Asset-Backed Term Notes, Series 1997-B in the aggregate principal amount of $500,000,000 and $500,000,000, respectively, and Floating Rate Asset-Backed Revolving Notes, Series 1997-RN1 and Series 1997-RN2 with a specified maximum balance of $1,170,000,000 less the then outstanding balance of the 6.346% Asset-Backed Term Notes, Series 1997-A and $330,000,000, respectively, pursuant to an Indenture, as of November 20, 1997, between the Issuer and The Bank of New York, as Indenture Trustee. For any further information, refer to Prospectus Supplement dated November 14, 1997.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank (Delaware), as Owner Trustee for Superior Wholesale Inventory Financing Trust IV. The Trust has issued the following fixed or floating rate Asset-Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                               Initial
              Date of         Wholesale
              Sale and         Finance
              Servicing          Sale         Asset-Backed          Asset-Backed
 Trust        Agreement         Amount           Notes              Certificates
-------      -----------      ----------      ------------          ------------
                               (millions)      (millions)             (millions)

Superior      November 20,      $2,174.0      Term Notes $1,000.0       $174.0
Wholesale     1997
Inventory                                     Revolving
Financing                                     Notes      $1,000.0
Trust IV


General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate at a fixed or floating monthly interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              CROSS REFERENCE SHEET



Exhibit No.                       Caption                                 Page
-----------    -------------------------------------------------         ------


    --         Superior Wholesale Inventory Financing Trust IV,
               Independent Auditors' Report, Financial Statements
               and Selected Quarterly Data for the period November
               20, 1997 (inception) through December 31, 1997.             --

   27.1        Financial Data Schedule for Superior Wholesale
               Inventory Financing Trust IV (for SEC electronic
               filing purposes only).                                      --

INDEPENDENT AUDITORS' REPORT


The Superior Wholesale Inventory Financing Trust IV, its Noteholders and Certificateholders, Wholesale Auto Receivables Corporation, Chase Manhattan Bank (Delaware), Owner Trustee, and The Bank of New York, Indenture Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust IV as of December 31, 1997, and the related Statement of Distributable Income for the period November 20, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Superior Wholesale Inventory Financing Trust IV at December 31, 1997, and its distributable income and distributions for the period November 20, 1997 (date of inception) to December 31, 1997, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan

March 11, 1998

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                                           December 31, 1997
                                                       -----------------------
                                                       (in millions of dollars)

ASSETS

Receivables (Note 2) ..........................                 $2,174.0
                                                                --------

TOTAL ASSETS ..................................                 $2,174.0
                                                                ========

         LIABILITIES (NOTES 2 and 3)


Asset-Backed Term Notes .......................                 $1,000.0

Asset-Backed Revolving Notes ..................                  1,000.0
                                                                --------
TOTAL LIABILITIES .............................                  2,000.0
                                                                ========


         EQUITY

Asset-Backed Certificates (NOTES 2 and 3)                          174.0
                                                                --------

TOTAL LIABILITIES AND EQUITY ..................                 $2,174.0
                                                                ========


Reference should be made to the Notes to Financial Statements.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                Year Ended
                                            December 31, 1997*
                                            ------------------------
                                            (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .       $  6.4
                                                  ------

Distributable Income  . . . . . . . . . . .       $  6.4
                                                  ======

Income Distributed  . . . . . . . . . . . .       $  6.4
                                                  ======



* Represents the period November 20, 1997(inception) through December 31, 1997.


Reference should be made to the Notes to Financial Statements.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust IV (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On November 20, 1997, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,174.0 million in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust and
Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $500.0 million 6.346% Term Notes, Series 1997-A, $500.0 million Floating Rate Term Notes, Series 1997-B and $1,000.0 million Floating Rate Revolving Notes (Series 1997-RN1 and Series 1997-RN2 with a specified maximum balance of $1,170.0 million less the then outstanding balance of the 6.346% Term Notes, Series 1997-A and $330.0 million, respectively). The Asset-Backed Certificates totaled $174.0 million. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, interest rate swaps, basis swaps and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Term Notes, Series 1997-A until the commencement of the Index Amortization Period which is scheduled to commence on October 1, 1998 at which time principal reductions will be generally made based on a Reference Collateral Pool of 30-year FHLMC Gold 7.50% mortgage participation certificates issued in calendar year 1995. The Term Notes, Series 1997-B are prepayable at anytime (see Note 6). During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The then-unpaid principal balance of Term Notes, Series 1997-A and 1997-B will be payable on November 15, 2004 and April 15, 2002, respectively, and the then-unpaid principal balance of the Revolving Notes and Certificates will be payable on November 15, 2004.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Payments of interest on the Term Notes, Series 1997-A and Series 1997-B, Revolving Notes, Series 1997-RN1 and Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing December 15, 1997 (the "Initial Distribution Date"). Payments of interest on the Revolving Notes, Series 1997-RN2 are made on the fifteenth day of January, April, July, and October ("Series 1997-RN2 Quarterly Distribution Date") or, if any such day is not a Business Day, on the next succeeding Business Day, commencing January 15, 1998.

The Term Notes, Series 1997-A interest rate equals a stated rate of 6.346% for each Distribution Date. Interest on the Term Notes accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date.

The Term Notes, Series 1997-B interest rate equals London Interbank Offering Rate (LIBOR) plus 14 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.8275% per annum from November 20, 1997 through December 14, 1997.

The Revolving Notes, Series 1997-RN1 interest rate equals LIBOR plus 23 basis points per annum for each Distribution Date. Interest on the Revolving Notes accrue for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.9175% per annum from November 20, 1997 through November 30, 1997.

The Revolving Notes, Series 1997-RN2 interest rate equals 3-Month LIBOR plus 20 basis points per annum for each Series 1997-RN2 Quarterly Distribution Date. Interest on the Revolving Notes accrue for the three Collection Periods (three calendar months) immediately preceding each Distribution Date. The Revolving Noteholders accrued interest at a weighted average rate of 6.0750% per annum from November 20, 1997 through December 31, 1997.

The Certificates interest rate equals LIBOR plus 200 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 7.6875% per annum from November 20, 1997 through December 14, 1997.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to interest rate basis swap contracts. The interest rate basis swaps, which relate to the Asset-Backed Term Notes, Series 1997-A, and Series 1997-B; Asset-Backed Certificates; and Asset-Backed Revolving Notes, Series 1997-RN1 and Series 1997-RN2, are contractual agreements between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives LIBOR or 3-Month LIBOR, as the case may be, plus 266 basis points, 265 basis points, 266 basis points, 266 basis points and 263 basis points, respectively).

In addition, the interest rate basis swaps will terminate at the time the respective outstanding principal balance of the Term Notes, Revolving Notes or the Certificates has been paid in full. In the event that GMAC gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swaps would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. The interest rate basis swaps had a positive fair value of $2.4 million at December 31, 1997. The notional amount of the interest rate basis swaps approximates the outstanding balance in the Asset-Backed Notes and Asset-Backed Certificates.

The Trust is also a party to an interest rate swap. The interest rate swap, which relates to the Asset-Backed Term Notes, Series 1997-A, is a contractual agreement between the Trust and AIG Financial Products Corp. (the "Interest Rate Swap Counterparty") and Morgan Stanley Capital Services, Inc. (the "Contingent Interest Rate Swap Counterparty") to exchange floating for fixed interest rate payments. Upon the occurrence of a payment default by the Interest Rate Swap Counterparty, the interest rate swap will not terminate, but rather the Contingent Interest Rate Swap Counterparty will assume all the rights and obligations of the Interest Rate Swap Counterparty. In addition, the interest rate swap will terminate at the time the outstanding principal balance of the Term Notes, Series 1997-A has been paid in full.

Market risk is mitigated because the derivative is used to hedge an underlying debt obligation. Credit risk of the instrument is limited to payments due from the Interest Rate Swap Counterparty and the Contingent Interest Rate Swap Counterparty. The interest rate swap had a positive fair value of $4.4 million at December 31, 1997.

The notional amount of the interest rate swap approximates the outstanding balance in the Term Notes, Series 1997-A.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                          NOTES TO FINANCIAL STATEMENTS



NOTE 5. FEDERAL INCOME TAX

The Trust is classified as a division of the Seller, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder, by acceptance of a Note agrees to treat the Note as indebtedness in the Trust for federal, state and local income and franchise tax purposes. The Seller as owner of the Certificates is the tax owner of the assets in the Trust for federal, state and local income and franchise tax purposes.

NOTE 6. SUBSEQUENT EVENTS

On February 17, 1998, the Seller declared a Payment Period for the Floating Rate Asset-Backed Term Notes, Series 1997-B. The outstanding principal balance of $500.0 million along with interest was paid on March 16, 1998.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1997 Quarters                                    Interest
------------------------------------    -----------------------
                                        (in millions of dollars)


Fourth quarter*.....................             $   6.4
                                                 -------
     Total .........................             $   6.4
                                                 =======

* Represents the period November 20, 1997 (inception) through December 31, 1997.

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

   (a) (3)   EXHIBITS (Included in Part II of this report).


             -- Superior Wholesale Inventory Financing Trust IV Financial Statements for the period November 20, 1997 (inception) through December 31, 1997.

             27.1   Financial  Data  Schedule  for Superior Wholesale  Inventory
                    Financing   Trust  IV  (for SEC electronic  filing  purposes
                    only).

   (b)              REPORTS ON FORM 8-K.

                    No current reports on Form 8-K have been  filed by the Trust
                    from inception   through   December 31, 1997.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                                            SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST IV




                                    by:  Chase Manhattan Bank (Delaware)
                                    ------------------------------------
                                         (Owner Trustee, not in  its  individual
                                          capacity  but  solely as Owner Trustee
                                          on behalf of the Issuer.)


                                    s\   Dennis Kelly
                                    -----------------------------
                                         Trust Officer



Date:  March 23, 1998
       -----------------