Form 10-Q
period 1999-06-30
WHOLESALE AUTO RECEIVABLES CORP
filed 1999-08-16
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

      (Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

       ___ TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.

      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V      33-50323
      -----------------------------------------------   ------------
            (Exact name of registrant as                Commission
              specified in its charter)                 file number


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

      A Delaware Business Trust                       38-3082709
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      c/o  Chase Manhattan Bank (Delaware)
      1201 Market Street
      Wilmington, Delaware                              19801
      ----------------------------------------        ----------
      (Address of principal executive offices)        (Zip Code)

      Registrants' telephone number,
      including area code                             (302) 428-3375
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

                       PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



      1.    Statement of Assets, Liabilities and Equity, June 30, 1999.

      2. Statement of Distributable Income for the Period May 18,1999 (inception) through June 30, 1999.

      3.    Notes to Financial Statements.


The above described Financial Statements for the registrants are submitted herewith as Exhibits 20.1.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.
                       ------------------------------





                                   PART II



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank Delaware, as Owner Trustee for Superior Wholesale Inventory Financing Trust V. The Trust has issued the following floating rate Asset-Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing          Sale         Asset-Backed        Asset-Backed
 Trust         Agreement         Amount           Notes            Certificates
--------       ----------      ----------      ------------         -----------
                               (millions)        (millions)          (millions)

Superior       May 18, 1999     $2,185.8     Term Notes   $  750.0   $185.8
Wholesale
Inventory                                    Revolving    $1,250.0
Financing                                    Note
Trust V





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





                         PART II  OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibit(s):

            20.1 Superior Wholesale Inventory Financing Trust V Financial Statements for the Period May 18,1999 (inception) through June 30, 1999.



         (b) Reports on Form 8-K:

            Current Reports on Form 8-K dated May 6, 1999 and June 9, 1999 reporting matters under Items 5 and 7 respectively, were filed during the second quarter ended June 30, 1999.




                       ------------------------------
                                        - 3 -

                                 SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V




                     by:   Chase Manhattan Bank  (Delaware)
                           ----------------------------------
                           (Owner Trustee, not in
                           its individual capacity
                           but solely as Owner
                           Trustee on behalf of
                           the Issuer.)


                     s\    Dennis Kelly
                        -----------------------------
                           Trust Officer





Date:  August 13, 1999
       -----------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                     June 30, 1999
                                                ----------------------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................               $2,185.8
                                                        --------

TOTAL ASSETS ............................               $2,185.8
                                                        ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................               $  750.0


Asset-Backed Revolving Notes ............                1,250.0
                                                        --------
TOTAL LIABILITIES .......................                2,000.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)                  185.8
                                                        --------

TOTAL LIABILITIES AND EQUITY ............               $2,185.8
                                                        ========


Reference should be made to the Notes to Financial Statements.

                                                                   Exhibit 20.1
                                                                   Page 2 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                      STATEMENT OF DISTRIBUTABLE INCOME





                                          Six Months Ended
                                           June 30, 1999*
                                      ---------------------
                                     (in millions of dollars)
Distributable Income

  Allocable to Interest .....                $  6.5
                                             ------

Distributable Income ........                $  6.5
                                             ======

Income Distributed ..........                $  6.5
                                             ======






* Represents the period May 18, 1999 (inception) through June 30,1999.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 4

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust V (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On May 18, 1999, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,185.8 million in exchange for two types of Asset-Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $750.0 million Floating Rate Asset Backed Term Notes, Series 1999-A and $1,250.0 million Floating Rate Asset Backed Revolving Note, Series 1999-RN1. The Asset Backed Certificates totaled $185.8 million. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Floating Rate Asset Backed Term Notes, Series 1999-A until the commencement of the Wind Down Period. During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Note on a daily basis.

The then-unpaid principal balance of the Floating Rate Asset Backed Term Notes, Series 1999-A will be payable on May 15, 2006 and the then unpaid principal balance of the Floating Rate Asset Backed Revolving Note and Asset Backed Certificates will be payable on March 15, 2007.

Payments of interest on the Floating Rate Asset Backed Term Notes, Series 1999-A, Floating Rate Asset Backed Revolving Note, Series 1999-RN1 and Asset Backed Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each,

                                                                    Exhibit 20.1
                                                                    Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                  NOTES TO FINANCIAL STATEMENTS (concluded)

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

a "Distribution Date"), commencing June 15, 1999 (the "Initial Distribution Date").

The Floating Rate Asset Backed Term Notes, Series 1999-A interest rate equals London Interbank Offering Rate (LIBOR) plus 12.5 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.025% per annum from May 18, 1999 through June 14, 1999.

The Floating Rate Asset Backed Revolving Note, Series 1999-RN1 interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Note accrues for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.200% per annum from May 18, 1999 through May 31, 1999.

The Asset Backed Certificates interest rate equals LIBOR plus 225 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 7.150% per annum from May 18, 1999 through June 14, 1999.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a division of the Seller, and therefore is not taxable as a corporation for federal income tax purposes. Each Noteholder, by acceptance of a Note agrees to treat the Note as indebtedness in the Trust for federal state and local income and franchise tax purposes. The Seller as owner of the Certificates is the tax owner of the assets in the Trust for federal, state and local income and franchise tax purposes.