Form 10-Q
period 1999-09-30
WHOLESALE AUTO RECEIVABLES CORP
filed 1999-11-12
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

         (Mark One)

           X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OF THE  SECURITIES
         -----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  September
                  30, 1999, OR

                  TRANSACTION  REPORT  PURSUANT TO  SECTION 13 OF THE SECURITIES
         ----- EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



         1.  Statement of Assets, Liabilities and Equity, September 30, 1999.

         2. Statement of Distributable Income for the Period May 18, 1999 (inception) through September 30, 1999.

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





                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibit(s):

            20.1 Superior Wholesale Inventory Financing Trust V Financial Statements for the Period May 18, 1999 (inception) through September 30, 1999.



         (b)  Reports on Form 8-K:

              No   current   reports   on  Form  8-K  have  been  filed  by  the
              abovementioned Trust during the quarter ended September 30, 1999.





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





Date:  NOVEMBER 10, 1999
       -----------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                            September 30, 1999
                                                        ------------------------
                                                        (in millions of dollars)
ASSETS

Receivables (Note 2) ....................                        $2,161.3
                                                                 --------

TOTAL ASSETS ............................                        $2,161.3
                                                                 ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................                        $  750.0


Asset-Backed Revolving Notes ............                         1,225.5
                                                                 --------
TOTAL LIABILITIES .......................                         1,975.5



EQUITY

Asset-Backed Certificates (Notes 2 and 3)                           185.8
                                                                 --------

TOTAL LIABILITIES AND EQUITY ............                        $2,161.3
                                                                 ========


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                     Page 2 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                      STATEMENT OF DISTRIBUTABLE INCOME





                                               Period Ended September 30,1999
                                               Third Quarter     Nine Months*
                                             ---------------------------------
                                                 (in millions of dollars)
Distributable Income

  Allocable to Interest .....                   $  30.4           $ 36.9
                                                -------           ------

Distributable Income ........                   $  30.4           $ 36.9
                                                =======           ======

Income Distributed ..........                   $  30.4           $ 36.9
                                                =======          =======






* Represents the period May 18, 1999 (inception) through September 30,1999.


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

The Floating Rate Asset Backed Term Notes, Series 1999-A interest rate equals London Interbank Offering Rate (LIBOR) plus 12.5 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.214% per annum from May 18, 1999 through September 14, 1999.

The Floating Rate Asset Backed Revolving Note, Series 1999-RN1 interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Note accrues for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.381% per annum from May 18, 1999 through August 31, 1999.

The Asset Backed Certificates interest rate equals LIBOR plus 225 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 7.339% per annum from May 18, 1999 through September 14, 1999.


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