Form 10-K
period 1999-12-31
WHOLESALE AUTO RECEIVABLES CORP
filed 2000-03-30
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)

        X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OF THE  SECURITIES
      -----
            EXCHANGE  ACT OF 1934 FOR THE YEAR ENDED  DECEMBER 31, 1999,
            OR

            TRANSITION  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES
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

                                     PART I

ITEM 1.  BUSINESS


Superior Wholesale Inventory Financing Trust V (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of May 18, 1999, between Wholesale Auto Receivables Corporation and Chase Manhattan Bank Delaware, as Owner Trustee. On May 18, 1999, the Trust issued Asset Backed Certificates, with an aggregate initial certificate balance of $185,800,000. On May 18, 1999, the Trust also issued Floating Rate Asset Backed Term Notes, Series 1999-A in the aggregate principal amount of $750,000,000 and a Floating Rate Asset Backed Revolving Note, Series 1999-RN1 with a specified maximum balance of $1,250,000,000. For any further information, refer to the Prospectus Supplement dated May 6, 1999.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank Delaware, as Owner Trustee for Superior Wholesale Inventory Financing Trust V. The Trust has issued the following floating rate Asset Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset Backed Notes and Asset Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                              CROSS REFERENCE SHEET

Exhibit No.                   Caption                                   Page
-----------   -------------------------------------------------         ------

    --        Superior Wholesale Inventory Financing Trust V,
              Independent Auditors' Report, Financial Statements        II-3
              and Selected  Quarterly Data for the period
              October 1, 1999 through December 31, 1999.

   27.1       Financial Data Schedule for Superior Wholesale
              Inventory Financing Trust V (for SEC electronic           --
              filing purposes only).

INDEPENDENT AUDITORS' REPORT


The Superior Wholesale Inventory Financing Trust V, its Certificateholders, Wholesale Auto Receivables Corporation, and Chase Manhattan Bank (Delaware), Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust V as of December 31, 1999, and the related Statement of Distributable Income for the period May 18, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Superior Wholesale Inventory Financing Trust V at December 31, 1999, and its distributable income and distributions for the period May 18, 1999 (date of inception) to December 31, 1999, on the basis of accounting described in Note 1.

s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan

March 10, 2000

              SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                                       December 31, 1999
                                                      -------------------
                                                    (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................            $2,185.8
                                                          --------

         TOTAL ASSETS ........................            $2,185.8
                                                          --------


         LIABILITIES (NOTES 2 and 3)


         Asset-Backed Term Notes .............            $  750.0

         Asset-Backed Revolving Notes ........             1,250.0
                                                          --------
         TOTAL LIABILITIES ...................             2,000.0
                                                          --------


         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)           185.8
                                                          --------

         TOTAL LIABILITIES AND EQUITY ........            $2,185.8
                                                          ========


         Reference should be made to the Notes to Financial Statements.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                        STATEMENT OF DISTRIBUTABLE INCOME

                                               Year Ended
                                           December 31, 1999*
                                          -------------------
                                        (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .     $ 68.6
                                               -------

Distributable Income  . . . . . . . . . . .     $ 68.6
                                               =======


Income Distributed  . . . . . . . . . . . .     $ 68.6
                                               =======



* Represents the period May 18, 1999(inception) through December 31, 1999.

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

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On May 18, 1999, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,185.8 million in exchange for two types of Asset Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $750.0 million Floating Rate Asset Backed Term Notes, Series 1999-A and $1,250.0 million Floating Rate Asset Backed Revolving Note, Series 1999-RN1. The Asset Backed Certificates totaled $185.8 million. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

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

             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

Payments of interest on the Floating Rate Asset Backed Term Notes, Series 1999-A, Floating Rate Asset Backed Revolving Note, Series 1999-RN1 and Asset Backed Certificates are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Distribution Date"), commencing June 15, 1999 (the "Initial Distribution Date").

The Floating Rate Asset Backed Term Notes, Series 1999-A interest rate equals London Interbank Offering Rate (LIBOR) plus 12.5 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Term Noteholders received interest at a weighted average rate of 5.350% per annum from May 18, 1999 through December 14, 1999.

The Floating Rate Asset Backed Revolving Note, Series 1999-RN1 interest rate equals LIBOR plus 30 basis points per annum for each Distribution Date. Interest on the Revolving Note accrues for the Collection Period (calendar month) immediately preceding each Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 5.526% per annum from May 18, 1999 through November 30, 1999.

The Asset Backed Certificates interest rate equals LIBOR plus 225 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date. The Certificateholders received interest at a weighted average rate of 7.475% per annum from May 18, 1999 through December 14, 1999.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to interest rate basis swap contracts. The interest rate basis swaps, which relate to the Floating Rate Asset Backed Term Notes, Series 1999-A; Asset Backed Certificates; and Floating Rate Asset Backed Revolving Note, Series 1999-RN1, are contractual agreements between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives LIBOR plus 268 basis points, 267 basis points, and 267 basis points, respectively).

In addition, the interest rate basis swaps will terminate at the time the respective outstanding principal balance of the Floating Rate Asset Backed Term Notes, the Floating Asset Backed Revolving Note or the Asset Backed Certificates has been paid in full. In the event that GMAC gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swaps would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. The interest rate basis swaps had a positive fair value of $1.9 million at December 31, 1999.

The  notional  amount  of  the  interest  rate  basis  swaps   approximates  the
outstanding balance in the Floating Rate Asset Backed Notes and Asset Backed Certificates.

                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

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

              SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V

                 SUPPLEMENTARY FINANCIAL DATA (unaudited)

                SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1999 Quarters*                            Interest
------------------------------------    ---------
                                  (in millions of dollars)


Second quarter......................      $   6.5

Third quarter......................          30.4

Fourth quarter......................         31.7
                                          --------
     Total .........................      $  68.6
                                          =========



* Represents the period May 18, 1999 (inception) through December 31, 1999.

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


            -- Superior Wholesale Inventory Financing Trust V Financial Statements for the period May 18, 1999 (inception) through December 31, 1999.

            27.1 Financial  Data  Schedule  for  Superior  Wholesale   Inventory
                 Financing Trust V (for SEC electronic filing purposes only).




(b)         REPORTS ON FORM 8-K.

            Current Reports on Form 8-K dated May 6, 1999 and June 9, 1999, reporting matters under Items 5 and 7 respectively, were filed during the second quarter ended June 30, 1999.

ITEMS 2, 3, 4, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            SUPERIOR WHOLESALE INVENTORY FINANCING TRUST V




                                By: Chase Manhattan Bank (Delaware)
                                ---------------------------------------
                                (Owner Trustee,  not in its  individual
                                capacity but solely as Owner Trustee on
                                behalf of the Issuer.)

                                s\DENIS KELLY
                                ---------------------------------------
                                Denis Kelly
                                Assistant Vice President

Date:  March 29, 2000
       -----------------