Form 10-Q
period 2000-06-30
WHOLESALE AUTO RECEIVABLES CORP
filed 2000-08-11
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  JUNE 30, 2000, OR

                  TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD
                  FROM ________ TO ________.


      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI         333-10524
      -----------------------------------------------        -----------
            (Exact name of registrant as                     Commission
              specified in its charter)                      file number


      SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

         A Delaware Business Trust                       38-3082709
         -------------------------------            --------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

         c/o  Chase Manhattan Bank USA, N.A.
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

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



         1.       Statement of Assets, Liabilities and Equity, June 30, 2000.

         2. Statement of Distributable Income for the Period June 29, 2000 (inception) through June 30, 2000.

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

                         ------------------------------



                                     PART II



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, N.A, as Owner Trustee for Superior Wholesale Inventory Financing Trust VI. The Trust has issued the following floating rate Asset-Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing          Sale         Asset-Backed      Asset-Backed
 Trust         Agreement         Amount           Notes          Certificates
--------       ----------      ----------      ------------       -----------
                               (millions)       (millions)        (millions)

Superior      June 29, 2000     $1,375.0     Term Notes $1,250      $125.0
Wholesale
Inventory
Financing
Trust VI

General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive quarterly payments of interest for each type of note and certificate at a floating quarterly interest rate.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

              (a)  Exhibit(s):

                20.1 Superior Wholesale Inventory Financing Trust VI Financial Statements for the Period June 29, 2000 (inception) through June 30, 2000.


              (b)  Reports on Form 8-K:

                Current report on Form 8-K dated June 19, 2000 reporting matters under Item 5 was filed during the quarter ended June 30, 2000.

                         ------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI




                                    by:  Chase Manhattan Bank USA, N.A.
                                    --------------------------------------------
                                        (Owner  Trustee,  not in  its individual
                                         capacity but solely as Owner Trustee on
                                         behalf of the Issuer.)


                                    s\   DENIS KELLY
                                    --------------------------------------------
                                         Denis Kelly
                                         Assistant Vice President

Date:  AUGUST 11, 2000
       -----------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY



                                                    June 30, 2000
                                                ----------------------

                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................             $1,375.0
                                                      --------

TOTAL ASSETS ............................             $1,375.0
                                                      ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................             $1,250.0

                                                      --------
TOTAL LIABILITIES .......................             $1,250.0


EQUITY

Asset-Backed Certificates (Notes 2 and 3)             $  125.0
                                                      --------

TOTAL LIABILITIES AND EQUITY ............             $1,375.0
                                                      ========


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                        STATEMENT OF DISTRIBUTABLE INCOME





                                    Period Ended June 30, 2000
                                           Second Quarter*
                                    --------------------------
                                      (in millions of dollars)
Distributable Income

  Allocable to Interest .....                $  0.0
                                             -------

Distributable Income ........                $  0.0
                                             =======

Income Distributed ..........                $  0.0
                                             =======






* Represents the period June 29, 2000 (inception) through June 30, 2000.

Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 4

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust VI (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 29, 2000, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $1,375.0 million in exchange for Asset-Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $1,250.0 million Floating Rate Asset Backed Term Notes, Series 2000-A. The Asset Backed Certificates totaled $125.0 million. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Floating Rate Asset Backed Term Notes, Series 2000-A until the commencement of the Wind Down Period.

The then-unpaid principal balance of the Floating Rate Asset Backed Term Notes, Series 2000-A will be payable on April 16, 2007 and the then unpaid principal balance of the Asset Backed Certificates will be payable on April 16, 2007.

Payments of interest on the Floating Rate Asset Backed Term Notes, Series 2000-A and Floating Rate Asset Backed Certificates, Class 2000-A are made on the fifteenth day of each January, April, July, and October or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a " Quarterly Distribution Date"), commencing October 16, 2000 (the "Initial Distribution Date").

                                                                    Exhibit 20.1
                                                                    Page 4 of 4


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                    NOTES TO FINANCIAL STATEMENTS (concluded)


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Floating Rate Asset Backed Term Notes, Series 2000-A interest rate equals the USD Three-Month London Interbank Offer Rate (LIBOR) plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date

The Asset Backed Certificates interest rate equals USD Three-Month LIBOR plus 43 basis points per annum for each Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Distribution Date.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for U.S. federal income tax purposes. Each Noteholder, by acceptance of a Note agrees to treat the Note as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each certificateholder by acceptance of a certificate agrees to treat the certificates as equity interests in the Trust for federal, state and local income franchise tax purposes. A portion of the certificates were issued to the seller on the closing date.