Form 10-Q
period 2000-09-30
WHOLESALE AUTO RECEIVABLES CORP
filed 2000-11-09
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OF THE SECURITIES  EXCHANGE ACT OF
---  1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000, OR

--- TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.


     SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI        333-10524
     -----------------------------------------------       ------------
            (Exact name of registrant as                   Commission
             specified in its charter)                     file number


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

  A Delaware Business Trust                                  38-3082709
  -------------------------------                          -------------------
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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X    No
                         ---     ---
This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     1. Statement of Assets, Liabilities and Equity, September 30, 2000.

     2. Statement of Distributable Income for the Third Quarter and Nine Months ended September 30, 2000.

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

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing           Sale         Asset-Backed        Asset-Backed
 Trust         Agreement          Amount           Notes            Certificates
--------       ----------       ----------      ------------        ------------
                                (millions)       (millions)          (millions)

Superior       June 29, 2000     $1,375.0     Term Notes $1,250.0      $125.0
Wholesale
Inventory      August 30, 2000   $1,250.0     Revolving
Financing                                     Note 1     $  900.0
Trust VI                                      Revolving
                                              Note 2     $  350.0




General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive payments of interest for each type of note and certificate at a floating interest rate. The Term Notes, Revolving Note Series 2000-RN2 and Certificates are paid interest quarterly while the Revolving Note Series 2000-RN1 is paid interest monthly.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

(a)  Exhibit(s):

        20.1 Superior   Wholesale   Inventory   Financing   Trust  VI  Financial
             Statements for the Period June 29, 2000 (inception) through September 30, 2000.

(b) Reports on Form 8-K:

        A current report on Form 8-K dated July 11, 2000 reporting matters under
        Item 7 was filed during the quarter ended September 30, 2000.

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


                                      s\  DENIS KELLY
                                     -----------------------------
                                          Denis Kelly
                                          Assistant Vice President

Date:  November 9, 2000
       ----------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 5


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                   September 30, 2000
                                                 ----------------------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................               $2,625.0
                                                        --------

TOTAL ASSETS ............................               $2,625.0
                                                        ========


LIABILITIES (Notes 2 and 3)


Asset-Backed Term Notes .................               $1,250.0

Asset-Backed Revolving Notes ............               $1,250.0

                                                        --------
TOTAL LIABILITIES .......................               $2,500.0



EQUITY

Asset-Backed Certificates (Notes 2 and 3)               $  125.0
                                                        --------

TOTAL LIABILITIES AND EQUITY ............               $2,625.0
                                                        ========

Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 5


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                        STATEMENT OF DISTRIBUTABLE INCOME


                                   Period Ended September 30, 2000
                                   Third Quarter      Nine Months*
                                   -------------------------------
                                      (in millions of dollars)
Distributable Income

  Allocable to Interest .....          $  0.0          $  0.0
                                       -------         -------

Distributable Income ........          $  0.0          $  0.0
                                       =======         =======

Income Distributed ..........          $  0.0          $  0.0
                                       =======         =======



* Represents the period June 29, 2000 (inception) through September 30, 2000.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 5

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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 29, 2000, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $1,375.0 million in exchange for Asset-Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $1,250.0 million Floating Rate Asset Backed Term Notes, Series 2000-A. The Asset Backed Certificates include $125.0 million Floating Rate asset Backed Certificates, Class 2000-A. On August 30, 2000, the Trust acquired the Sellers right, title and interest in additional wholesale finance receivables totaling $1,250.0 million in exchange for two Asset Backed Notes representing indebtedness of the trust. The Asset Backed Notes include a $900.0 million Floating Rate Asset Backed Revolving Note, Series 2000-RN1 and a $350 million Floating Rate Asset Backed Revolving Note, Series 2000-RN2. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.


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

The then-unpaid principal balance of the Floating Rate Asset Backed Term Notes, Series 2000-A will be payable on April 16, 2007 and the then unpaid

                                                                    Exhibit 20.1
                                                                    Page 4 of 5

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

     principal balance of the Floating Rate Asset Backed Revolving Notes and the Asset Backed Certificates will also be payable on April 16, 2007.

     Payments of interest on the Floating Rate Asset Backed Term Notes, Series 2000-A, Floating Rate Asset Backed Revolving Notes, Series 2000-RN2 and the Floating Rate Asset Backed Certificates, Class 2000-A are made on the fifteenth day of each January, April, July, and October or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a " Quarterly Distribution Date"), commencing October 16, 2000 (the "Initial Distribution Date").

     Payments of interest on the Floating Rate Asset Backed Revolving Note, Series 2000-RN1 are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Monthly Distribution Date"), commencing October 16, 2000 (the "Initial Distribution Date").

     The Floating Rate Asset Backed Term Notes, Series 2000-A interest rate equals the USD Three-Month London Interbank Offer Rate (LIBOR) plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Quarterly Distribution Date to, but excluding, the current Quarterly Distribution Date.

     The Floating Rate Asset Backed Revolving Notes, Series 2000-RN1 interest rate equals the USD One-Month LIBOR plus 28 basis points per annum for each Monthly Distribution Date. Interest on the Revolving notes will accrue for the Collection Period (calendar month) immediately preceding each Monthly Distribution Date.

     The Floating Rate Asset Backed Revolving Notes, Series 2000-RN2 interest rate equals the USD Three-Month LIBOR plus 26 basis points per annum for each Quarterly Distribution Date. Interest on the Revolving notes will accrue for the Collection Period (calendar month) immediately preceding each Quarterly Distribution Date.

     The Floating Rate Asset Backed Certificates interest rate equals the USD Three-Month LIBOR plus 43 basis points per annum for each Quarterly Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Quarterly Distribution Date.

                                                                    Exhibit 20.1
                                                                    Page 5 of 5


                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                    NOTES TO FINANCIAL STATEMENTS (concluded)


NOTE 4.  FEDERAL INCOME TAX

     The Trust is classified as a partnership, and therefore is not taxable as a corporation for U.S. federal income tax purposes. Each Noteholder, by acceptance of a Note agrees to treat the Note as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each certificateholder by acceptance of a certificate agrees to treat the certificates as equity interests in the Trust for federal, state and local income franchise tax purposes. A portion of the certificates was issued to the seller on the closing date.