Form 10-K
period 2000-12-31
WHOLESALE AUTO RECEIVABLES CORP
filed 2001-03-26
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K

         (Mark One)

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ---   ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000, OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
         ---   EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM  ________ TO
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

                                     PART I

ITEM 1.  BUSINESS


Superior Wholesale Inventory Financing Trust VI (the "Trust" or the "Issuer") was formed pursuant to a Trust Agreement, dated as of June 29, 2000, between Wholesale Auto Receivables Corporation and Chase Manhattan Bank USA, National Association, as Owner Trustee. On June 29, 2000, the Trust issued Asset Backed Certificates, with an aggregate initial certificate balance of $125,000,000. On June 29, 2000, the Trust also issued Floating Rate Asset Backed Term Notes, Series 2000-A in the aggregate principal amount of $1,250,000,000. On August 30, 2000, the Trust issued Floating Rate Asset Backed Revolving Note, Series 2000-RN1 with a specified maximum balance of $900,000,000 and Floating Rate Asset Backed Revolving Note, Series 2000-RN2 with a specified maximum balance of $350,000,000. On December 19, 2000, the Trust issued Floating Rate Asset Backed Revolving Note, Series 2000-RN3 with a specified maximum balance of $750,000,000. For further information, refer to the Prospectus Supplement dated June 16, 2000.

                                     PART II


ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Owner Trustee for Superior Wholesale Inventory Financing Trust
VI. The Trust has issued the following floating rate Asset Backed Notes and Certificates, and acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset Backed Notes and Asset Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon and certain other property.


                               Initial
              Date of         Wholesale
              Sale and         Finance
              Servicing         Sale        Asset-Backed          Asset-Backed
 Trust        Agreement        Amount          Notes              Certificates
--------     ----------      ----------     ------------          ------------
                             (millions)      (millions)            (millions)


Superior   June 29, 2000     $1,375.0      Term Notes  $1,250.0       $125.0
Wholesale
Inventory  August 30, 2000   $1,250.0      Revolving   $  900.0
Financing                                  Note 1
Trust VI
                                           Revolving   $  350.0
                                           Note 2

           December 19, 2000   $750.0      Revolving   $  750.0
                                           Note 3

General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate at a floating monthly interest rate. The Term Notes, Revolving Note Series 2000-RN2 and Certificates are paid interest quarterly, while the Revolving Note Series 2000-RN1 and Revolving Note Series 2000-RN3 are paid interest monthly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                              CROSS REFERENCE SHEET



Exhibit No.                   Caption                                Page
-----------   ---------------------------------------------------    ------


    --        Superior Wholesale Inventory Financing Trust VI,
              Independent Auditors' Report, Financial Statements     II-3
              and Selected Quarterly Data for the period
              June 29, 2000 (inception) through December 31, 2000.


   27.1       Financial Data Schedule for Superior Wholesale
              Inventory Financing Trust VI(for SEC electronic        --
              filing purposes only).

INDEPENDENT AUDITORS' REPORT



The Superior Wholesale Inventory Financing Trust VI, its Certificateholders, Wholesale Auto Receivables Corporation, and Chase Manhattan Bank USA, National Association, Owner Trustee:


We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust VI as of December 31, 2000, and the related Statement of Distributable Income for the period June 29, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Superior Wholesale Inventory Financing Trust VI at December 31, 2000, and its distributable income and distributions for the period June 29, 2000 (date of inception) to December 31, 2000, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
600 Renaissance Center
Detroit, Michigan

Date:  March 9, 2001

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                     December 31, 2000
                                                    -------------------
                                                  (in millions of dollars)

         ASSETS

         Receivables (Note 2) ................            $3,375.0
                                                          --------

         TOTAL ASSETS ........................            $3,375.0
                                                          ========



         LIABILITIES (NOTES 2 and 3)

         Asset-Backed Term Notes .............            $1,250.0

         Asset-Backed Revolving Notes ........             2,000.0
                                                          --------
         TOTAL LIABILITIES ...................             3,250.0
                                                          --------



         EQUITY

         Asset-Backed Certificates (NOTES 2 and 3)           125.0
                                                          --------

         TOTAL LIABILITIES AND EQUITY ........            $3,375.0
                                                          ========


         Reference should be made to the Notes to Financial Statements.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                      STATEMENT OF DISTRIBUTABLE INCOME




                                              Year Ended
                                          December 31, 2000*
                                        ------------------------
                                        (in millions of dollars)
Distributable Income

  Allocable to Interest . . . . . . . . . .     $ 47.1
                                               -------

Distributable Income  . . . . . . . . . . .     $ 47.1
                                               =======


Income Distributed  . . . . . . . . . . . .     $ 47.1
                                               =======



* Represents the period June 29, 2000(inception) through December 31, 2000.

Reference should be made to the Notes to Financial Statements.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust VI (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").

The Trust uses basis swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the basis swaps are reflected in the cash flows shown in the Statement of Distributable Income.


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On June 29, 2000, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $1,375.0 million in exchange for Asset-Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $1,250.0 million Floating Rate Asset Backed Term Notes, Series 2000-A. The Asset Backed Certificates include $125.0 million Floating Rate Asset Backed Certificates, Class 2000-A. On August 30, 2000, the Trust acquired the Seller's right, title and interest in additional wholesale finance receivables totaling $1,250.0 million in exchange for two Asset Backed Notes representing indebtedness of the trust. The Asset Backed Notes include a $900.0 million Floating Rate Asset Backed Revolving Note, Series 2000-RN1 and a $350 million
Floating Rate Asset Backed Revolving Note, Series 2000-RN2. On December 19, 2000, the Trust acquired the Seller's right, title and interest in additional wholesale finance receivables totaling $750.0 million in exchange for Asset Backed Notes representing indebtedness of the trust. The Asset Backed Notes include a $750.0 million Floating Rate Asset Backed Revolving Note, Series 2000-RN3. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.


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

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (continued)

The then-unpaid principal balance of the Floating Rate Asset Backed Term Notes, Series 2000-A will be payable on April 16, 2007 and the then unpaid principal balance of the Floating Rate Asset Backed Revolving Notes and Asset Backed Certificates will be payable on April 16, 2007.

Payments of interest on the Floating Rate Asset Backed Term Notes, Series 2000-A, Floating Rate Asset Backed Revolving Note, Series 2000-RN2 and the Floating Rate Asset Backed Certificates, Class 2000-A are made on the fifteenth day of each January, April, July, and October or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a " Quarterly Distribution Date"), commencing October 16, 2000 (the "Initial Distribution Date").

Payments of interest on the Floating Rate Asset Backed Revolving Note, Series 2000-RN1 and Floating Rate Asset Backed Revolving Note, Series 2000-RN3 are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Monthly Distribution Date"), commencing October 16, 2000 and January 16, 2001 (the "Initial Distribution Date"), respectively.

The Floating Rate Asset Backed Term Notes, Series 2000-A interest rate equals the USD Three-Month London Interbank Offer Rate (LIBOR) plus 13 basis points per annum for each Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Quarterly Distribution Date to, but excluding, the current Quarterly Distribution Date. The Term Noteholders received interest at a weighed average rate of 6.905% per annum from June 29, 2000 through October 15, 2000.

The Floating Rate Asset Backed Revolving Note, Series 2000-RN1 interest rate equals the USD One-Month LIBOR plus 28 basis points per annum for each Monthly Distribution Date. Interest on the Revolving Notes will accrue for the Collection Period (calendar month) immediately preceding each Monthly Distribution Date. The Revolving Noteholders received interest at a weighted average rate of 6.90% per annum from August 30, 2000 through November 30, 2000.

The Floating Rate Asset Backed Revolving Note, Series 2000-RN2 interest rate equals the USD Three-Month LIBOR plus 26 basis points per annum for each Quarterly Distribution Date. Interest on the Revolving Notes will accrue for the Collection Period (calendar month) immediately preceding each Quarterly Distribution Date. The Revolving Noteholders received interest at a weighed average rate of 6.94% per annum from August 30, 2000 through September 30, 2000.

The Floating Rate Asset Backed Revolving Note, Series 2000-RN3 interest rate equals the USD One-Month LIBOR plus 27 basis points per annum for each Monthly Distribution Date. Interest on the Revolving Notes will accrue for the Collection Period (calendar month) immediately preceding each Monthly Distribution Date.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Floating Rate Asset Backed Certificates interest rate equals the USD Three-Month LIBOR plus 43 basis points per annum for each Quarterly Distribution Date. Interest on the Certificates accrues from, and including, the most recent Distribution Date to, but excluding, the current Quarterly Distribution Date. The Certificateholders received interest at a weighed average rate of 7.205% per annum from June 29, 2000 through October 15, 2000.


NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to interest rate basis swap contracts. The interest rate basis swaps, which relate to the Floating Rate Asset Backed Term Notes, Series 2000-A; Asset Backed Certificates, Class 2000-A; Floating Rate Asset Backed Revolving Note, Series 2000-RN1; Floating Rate Asset Backed Revolving Note, Series 2000-RN2; and Floating Rate Asset Backed Revolving Note, Series 2000-RN3, are contractual agreements between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives LIBOR plus 268 basis points, 268 basis points, 272 basis points, 270 basis points, and 280 basis points, respectively).

In addition, the interest rate basis swaps will terminate at the time the respective outstanding principal balance of the Floating Rate Asset Backed Term Notes, the Floating Rate Asset Backed Revolving Notes or the Asset Backed Certificates has been paid in full. In the event that GMAC gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swaps would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. The interest rate basis swaps had a positive fair value of $13.3 million at December 31, 2000.

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

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6. SUBSEQUENT EVENTS

On January 31, 2001, the Trust acquired the Seller's right, title and interest in additional wholesale finance receivables, totaling $750.0 million in exchange for Floating Rate Asset Backed Term Notes, Series 2001-A representing indebtedness of the Trust.

                 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME

2000 Quarters*                                Interest
------------------------------------         -----------
                                       (in millions of dollars)


Second quarter......................          $   0.0

Third quarter......................               0.0

Fourth quarter......................             47.1
                                              ---------
     Total .........................          $  47.1
                                              =========



* Represents the period June 29, 2000 (inception) through December 31, 2000.

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


                    --   Superior   Wholesale   Inventory   Financing  Trust  VI
                         Financial Statements for the period June 29, 2000 (inception) through December 31, 2000.

                    27.1 Financial   Data   Schedule  for   Superior   Wholesale
                         Inventory Financing Trust VI (for SEC electronic filing purposes only).


(b)               REPORTS ON FORM 8-K.

                  No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended December 31, 2000.

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



                             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VI




                             by:  Chase Manhattan Bank USA, National Association
                                  ----------------------------------------------
                                  (Owner  Trustee,  not in  its  individual
                                   capacity but solely as Owner  Trustee on
                                   behalf of the Issuer.)


                            s/        DENIS KELLY
                            -----------------------------
                                      Denis Kelly
                                Assistant Vice President

Date:  March 26, 2001