Form 10-Q
period 2001-05-09
WHOLESALE AUTO RECEIVABLES CORP
filed 2001-05-09
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
 -----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001, OR

           TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
 -----     ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ________ TO ________.

 SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII        333-10524
 ------------------------------------------------       ------------
         (Exact name of registrant as                    Commission
          specified in its charter)                      file number


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

     A Delaware Business Trust                           38-3082709
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     c/o  Chase Manhattan Bank USA, National Association
     1201 Market Street
     Wilmington, Delaware                                   19801
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)

     Registrants' telephone number,
     including area code                                (302) 428-3375
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

                          PART I. FINANCIAL INFORMATION

The required information is given as to the registrants as shown on page 1 herein.


ITEM 1.  FINANCIAL STATEMENTS

     1.   Statement of Assets, Liabilities and Equity, as of March 31, 2001.

     2. Statement of Distributable Income for the Three Months ended March 31, 2001.

     3.   Notes to Financial Statements.


The above described Financial Statements for the registrants are submitted herewith as Exhibit 20.1.

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

                         ------------------------------



                                     PART II



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Owner Trustee for Superior Wholesale Inventory Financing Trust
VII. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for floating rate Asset-Backed Notes and floating rate Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing          Sale         Asset-Backed      Asset-Backed
 Trust         Agreement         Amount           Notes          Certificates
--------       ----------      ----------      ------------       -----------
                               (millions)        (millions)        (millions)

Superior       March 15, 2001     $2,875.0     Term Notes, $2,000.0   $125.0
Wholesale                                      2001-A
Inventory
Financing                                      Term Notes, $  750.0
Trust VII                                      2001-B



General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive payments of interest for each type of note and certificate at a floating interest rate and are paid interest monthly.



                           PART II. OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibit(s):

                    20.1 Superior  Wholesale   Inventory   Financing  Trust  VII
                         Financial Statements for the Period March 15, 2001 (inception) through March 31, 2001.



                  (b)  Reports on Form 8-K:

                    Currentreports on Form 8-K dated March 8, 2001 and March 30, 2001, reporting matters under Items 5 and 7, respectively, were filed during the first quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII




                              by: Chase Manhattan Bank USA, National Association
                              --------------------------------------------------
                                  (Owner  Trustee,  not  in its
                                   individual    capacity   but
                                   solely as Owner  Trustee  on
                                   behalf of the Issuer.)


                              s\ DENIS KELLY
                              ------------------------
                                  Denis Kelly
                              Assistant Vice President



Date:  May 9, 2001
       ------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY




                                                     March 31, 2001
                                                ------------------------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................            $2,875.0
                                                     --------

TOTAL ASSETS ............................            $2,875.0
                                                     ========


LIABILITIES AND EQUITY (Notes 2 and 3)


Asset-Backed Term Notes .................            $2,750.0

Asset-Backed Certificates(Equity) .......               125.0
                                                     --------

TOTAL LIABILITIES AND EQUITY.............            $2,875.0
                                                     ========

Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                      STATEMENT OF DISTRIBUTABLE INCOME





                                       Three Months Ended
                                          March 31, 2001 *
                                      ------------------------
                                      (in millions of dollars)
Distributable Income

  Allocable to Interest .....                $  0.0
                                             -------

Distributable Income ........                $  0.0
                                             =======

Income Distributed ..........                $  0.0
                                             =======



* Represents the period March 15, 2001 (inception) through March 31, 2001.


Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 3 of 4

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of Superior Wholesale Inventory Financing Trust VII (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to Noteholders and Certificateholders are recognized when paid rather than when the respective obligation is incurred. Certain expenses of the Trust are paid by Wholesale Auto Receivables Corporation (the "Seller").

The Trust uses basis swaps to alter its interest rate exposure. The swaps are executed as an integral element of a specific investment transaction. As the Trust's financial statements are prepared on the basis of cash receipts and cash disbursements, the impact of the basis swaps is reflected in the cash flows shown in the Statement of Distributable Income.

NOTE 2.  SALE OF NOTES AND CERTIFICATES

On March 15, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,875.0 million in exchange for Asset-Backed Notes representing indebtedness of the Trust and Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $2,000.0 million Floating Rate Asset Backed Term Notes, Series 2001-A, and $750.0 million Floating Rate Asset Backed Term Notes, Series 2001-B. The Floating Rate Asset Backed Certificates totaled $125.0 million. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate Asset Backed Term Notes, Series 2001-B and the Floating Rate Asset Backed Certificates, Class 2001-A until the Targeted Final Distribution Date for each series.

The Targeted Final Distribution Date for the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate Asset Backed Term Notes, Series 2001-B and the Floating Rate Asset Backed Certificates, Class 2001-A are as follows, respectively: March 2004, June 2001, and June 2004.

                                                                    Exhibit 20.1
                                                                    Page 4 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                  NOTES TO FINANCIAL STATEMENTS (concluded)


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)


Payments of interest on the Floating Rate Asset Backed Term Notes, Series 2001-A, Floating Rate Asset Backed Term Notes, Series 2001-B and Floating Rate Asset Backed Certificates, Class 2001-A, are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Monthly Distribution Date"), commencing April 16, 2001 (the "Initial Distribution Date").

The Floating Rate Asset Backed Term Notes, Series 2001-A interest rate equals the USD One-Month London Interbank Offer Rate (LIBOR) plus 9 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date.

The Floating Rate Asset Backed Term Notes, Series 2001-B interest rate equals the USD One-Month LIBOR plus 5 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date.

The Floating Rate Asset Backed Certificates, Class 2001-A interest rate equals the USD One-Month LIBOR plus 40 basis points per annum for each Monthly Distribution Date. Interest on the Certificates accrues from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date.


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a partnership, and therefore is not taxable as a corporation for U.S. federal income tax purposes. Each Noteholder, by acceptance of a Note, agrees to treat the Note as indebtedness in the Trust for federal, state and local income and franchise tax purposes. Each certificateholder, by acceptance of a certificate, agrees to treat the certificates as equity interests in the Trust for federal, state and local income and franchise tax purposes. A portion of the certificates was issued to the Seller on the closing date.

NOTE 5.  SUBSEQUENT EVENTS

On May 1, 2001, the Trust began accumulating principal collections for the purpose of repaying the principal on the Floating Rate Asset Backed Term Notes, Series 2001-B on their targeted Final Distribution Date.