Form 10-Q
period 2001-06-30
WHOLESALE AUTO RECEIVABLES CORP
filed 2001-08-06
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           X      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE  SECURITIES
         -----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30,
                  2001, OR

                  TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
         -----    EXCHANGE  ACT  OF  1934  FOR  THE TRANSACTION PERIOD
                  FROM ________ TO ________.

         SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII    333-10524
         ------------------------------------------------   ------------
            (Exact name of registrant as                    Commission
              specified in its charter)                     file number


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

         A Delaware Business Trust                         38-3082709
         -------------------------------               -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         c/o  Chase Manhattan Bank USA, National Association
         500 Stanton Christiana Rd., 0PS4 / 3rd Floor
         Newark, Delaware                                     19713
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

         Registrants' telephone number,
         including area code                             (302) 552-6279
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


ITEM 1.  FINANCIAL STATEMENTS

     1.   Statement of Assets, Liabilities and Equity, as of June 30, 2001.

     2. Statement of Distributable Income for the Second Quarter and Six Months ended June 30, 2001.

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

                         ------------------------------



                                     PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Superior Wholesale Inventory Financing Trust VII (the "Trust") was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Owner Trustee for the Trust. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for floating rate Asset-Backed Notes and floating rate Asset-Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

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



                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit(s):

               20.1 Superior Wholesale  Inventory  Financing Trust VII Financial
                    Statements for the Period March 15, 2001 (inception) through June 30, 2001.



          (b)  Reports on Form 8-K:

               No reports on Form 8-K have been filed by the Trust during the second quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII




                             by: Chase Manhattan Bank USA, National Association
                             ---------------------------------------------------
                                 (Owner  Trustee,  not in  its  individual
                                  capacity but solely as Owner  Trustee on
                                  behalf of the Issuer.)


                             s\   DENIS KELLY
                             ------------------------
                                  Denis Kelly
                             Assistant Vice President





Date: August 6, 2001
      --------------

                                                                 Exhibit 20.1
                                                                 Page 1 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                     June 30, 2001
                                                ----------------------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................                $2,125.0
                                                         --------

TOTAL ASSETS ............................                $2,125.0
                                                         ========


LIABILITIES AND EQUITY (Notes 2 and 3)


Asset-Backed Term Notes .................                $2,000.0

Asset-Backed Certificates(Equity) .......                   125.0
                                                         --------

TOTAL LIABILITIES AND EQUITY.............                $2,125.0
                                                         ========

Reference should be made to the Notes to Financial Statements.

                                                                 Exhibit 20.1
                                                                 Page 2 of 4


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                      STATEMENT OF DISTRIBUTABLE INCOME




                               Period Ended June 30, 2001
                               Second Quarter     Six Months*
                              --------------------------------
                                   (in millions of dollars)
Distributable Income

  Allocable to Principal           $ 750.0         $ 750.0

  Allocable to Interest .....         35.7            35.7
                                   -------         -------

Distributable Income ........      $ 785.7         $ 785.7
                                   =======         =======

Income Distributed ..........      $ 785.7         $ 785.7
                                   =======         =======






* Represents the period March 15, 2001 (inception) through June 30, 2001.


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

The Floating Rate Asset Backed Term Notes, Series 2001-A interest rate equals the USD One-Month London Interbank Offer Rate (LIBOR) plus 9 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-A Term Noteholders received interest at a weighted average rate of 4.86% per annum from March 15, 2001 through June 14, 2001.

The Floating Rate Asset Backed Term Notes, Series 2001-B interest rate equals the USD One-Month LIBOR plus 5 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-B Term Noteholders received interest at a weighted average rate of 4.82% per annum from March 15, 2001 through June 14, 2001. On June 15, 2001, the Trust repaid the principal on the Floating Rate Asset Backed Term Notes, Series 2001-B, through the accumulation of principal collections from May 1, 2001 through June 15,2001.

The Floating Rate Asset Backed Certificates, Class 2001-A interest rate equals the USD One-Month LIBOR plus 40 basis points per annum for each Monthly Distribution Date. Interest on the Certificates accrues from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Certificateholders received interest at a weighed average rate of 5.17% per annum from March 15, 2001 through June 14, 2001.


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