Form 10-Q
period 2001-09-30
WHOLESALE AUTO RECEIVABLES CORP
filed 2001-11-08
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           X      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE  SECURITIES
         -----
                  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September
                  30, 2001, OR

                  TRANSACTION REPORT PURSUANT TO SECTION 13 OF THE  SECURITIES
         -----
                  EXCHANGE  ACT  OF  1934  FOR  THETRANSACTION PERIOD
                  FROM ________ TO ________.

         SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII    333-57494
         ------------------------------------------------   ------------
            (Exact name of registrant as                     Commission
              specified in its charter)                      file number


SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

         A Delaware Business Trust                            38-3082709
         -------------------------------               -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         c/o  Chase Manhattan Bank USA, National Association
         500 Stanton Christiana Rd., 0PS4 / 3rd Floor
         Newark, Delaware                                        19713
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

         Registrants' telephone number,
         including area code                             (302) 552-6279
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


ITEM 1.  FINANCIAL STATEMENTS

         1.   Statement of Assets, Liabilities and Equity, as of September 30,
              2001.

         2. Statement of Distributable Income for the Third Quarter and Nine Months ended September 30, 2001.

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

                                 Initial
               Date of          Wholesale
               Sale and          Finance
               Servicing          Sale         Asset-Backed        Asset-Backed
 Trust         Agreement         Amount           Notes            Certificates
--------       ----------       ----------     ------------        ------------
                                (millions)      (millions)          (millions)

Superior       March 15, 2001     $2,875.0     Term Notes, $2,000.0     $125.0
Wholesale                                      2001-A
Inventory
Financing                                      Term Notes, $  750.0
Trust VII                                      2001-B

              August 24, 2001    $1,000.0      Revolving   $1,000.0
                                               Note 1

              August 29, 2001    $1,000.0      Term Notes  $1,000.0
                                               2001-C


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




                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibit(s):

                   20.1 Superior Wholesale Inventory Financing Trust VII Financial Statements for the Period March 15, 2001 (inception) through September 30, 2001.


              (b)  Reports on Form 8-K:

                           A current  report on Form 8-K dated  August 23,  2001
                           reporting matters under Items 5 and 7, and an additional report on Form 8-K dated August 27, 2001 reporting matters under Item 7 were filed during the third quarter ended September 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Owner Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII




                    by:  Chase Manhattan Bank USA, National Association
                    -----------------------------------------------------------
                         (Owner Trustee,  not in its individual capacity
                          but solely as Owner Trustee on behalf of the Issuer.)


                    s\   DENIS KELLY
                    -------------------------
                         Denis Kelly
                    Assistant Vice President





Date:   November 08, 2001
        -----------------

                                                                    Exhibit 20.1
                                                                    Page 1 of 5


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY





                                                  September 30, 2001
                                                ----------------------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ....................           $3,984.0
                                                    --------

TOTAL ASSETS ............................           $3,984.0
                                                    ========


LIABILITIES AND EQUITY (Notes 2 and 3)


Asset-Backed Term Notes .................           $3,000.0

Asset-Backed Revolving Note .............              859.0

Asset-Backed Certificates(Equity) .......              125.0
                                                    --------

TOTAL LIABILITIES AND EQUITY.............           $3,984.0
                                                    ========

Reference should be made to the Notes to Financial Statements.

                                                                    Exhibit 20.1
                                                                    Page 2 of 5


                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                      STATEMENT OF DISTRIBUTABLE INCOME





                                     Period Ended September 30, 2001
                                      Third Quarter     Nine Months*
                                    --------------------------------
                                         (in millions of dollars)
Distributable Income

  Allocable to Principal                 $   0.0         $ 750.0

  Allocable to Interest .....               24.2            59.9
                                         -------         --------

Distributable Income ........            $  24.2         $ 809.9
                                         =======         =======

Income Distributed ..........            $  24.2         $ 809.9
                                         =======         =======






* Represents the period March 15, 2001 (inception) through September 30, 2001.


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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On March 15, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,875.0 million in exchange for Asset-Backed Notes representing indebtedness of the Trust and Asset-Backed Certificates representing equity interests in the Trust. The Asset-Backed Notes include $2,000.0 million Floating Rate Asset Backed Term Notes, Series 2001-A, and $750.0 million Floating Rate Asset Backed Term Notes, Series 2001-B. The Floating Rate Asset Backed Certificates totaled $125.0 million. On August 24, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables in exchange for an Asset-Backed Revolving Note with a maximum revolver balance of $1,000.0 million, representing indebtedness of the Trust. On August 29, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $1,000.0 million in exchange for Floating Rate Asset Backed Term Notes, Series 2001-C, representing indebtedness of the Trust. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate

                                                                    Exhibit 20.1
                                                                     Page 4 of 5

                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                  NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (continued)

Asset Backed Term Notes, Series 2001-B, the Floating Rate Asset Backed Term Notes, Series 2001-C, and the Floating Rate Asset Backed Certificates, Class 2001-A until the Targeted Final Distribution Date for each series. During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the Maximum Revolver Balance) under, the Revolving Notes on a daily basis.

The Targeted Final Distribution Date for the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate Asset Backed Term Notes, Series 2001-B, the Floating Rate Asset Backed Term Notes, Series 2001-C, the Floating Rate Asset Backed Revolving Note, Series 2001-RN1, and the Floating Rate Asset Backed Certificates, Class 2001-A are as follows, respectively: March 2004, June 2001, June 2004, July 2002, and June 2004.

Payments of interest on the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate Asset Backed Term Notes, Series 2001-B, the Floating Rate Asset Backed Term Notes, Series 2001-C, the Floating Rate Asset Backed Revolving Note, Series 2001-RN1, and the Floating Rate Asset Backed Certificates, Class 2001-A, are made on the fifteenth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day, (each, a "Monthly Distribution Date"), commencing April 16, 2001 (the "Initial Distribution Date").

The Floating Rate Asset Backed Term Notes, Series 2001-A interest rate equals the USD One-Month London Interbank Offer Rate (LIBOR) plus 9 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-A Term Noteholders received interest at a weighted average rate of 4.38% per annum from March 15, 2001 through September 16, 2001.

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

                                                                    Exhibit 20.1
                                                                    Page 5 of 5

                  SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                  NOTES TO FINANCIAL STATEMENTS (concluded)


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Floating Rate Asset Backed Term Notes, Series 2001-C interest rate equals the USD One-Month LIBOR plus 8 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-C Term Noteholders received interest at a weighted average rate of 3.66% per annum from August 29, 2001 through September 16, 2001.

The Floating Rate Asset Backed Revolving Note, Series 2001-RN1 interest rate equals the USD One-Month LIBOR plus 20 basis points per annum for each Monthly Distribution Date. Interest on the Revolving Note will accrue for the Collection Period (calendar month) immediately preceding each Monthly Distribution Date. The Series 2001-RN1 Revolving Noteholder received interest at a weighted average rate of 3.78% per annum from August 24, 2001 through August 31, 2001.

The Floating Rate Asset Backed Certificates, Class 2001-A interest rate equals the USD One-Month LIBOR plus 40 basis points per annum for each Monthly Distribution Date. Interest on the Certificates will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Certificateholders received interest at a weighed average rate of 4.69% per annum from March 15, 2001 through September 16, 2001.


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