Form 10-K
period 2001-12-31
WHOLESALE AUTO RECEIVABLES CORP
filed 2002-03-27
CIK 894360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
-----    1934 FOR THE YEAR ENDED DECEMBER 31, 2001, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
-----    OF 1934 FOR THE TRANSACTION  PERIOD FROM ________ TO ________.



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII                333-57494
------------------------------------------------             ---------------
        (Exact name of registrant as                          Commission
          specified in its charter)                           file number



SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

A Delaware Business Trust                                      38-3082709
------------------------------------                       -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

c/o  Chase Manhattan Bank USA, National Association
500 Stanton Christiana Rd., 0PS4 / 3rd Floor
Newark, Delaware                                                   19713
---------------------------------------------------             ------------
 (Address of principal executive offices)                        (Zip Code)

Registrants' telephone number, including area code  (302) 552-6279
                                                     -------------


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

                                     PART I

ITEM 1.  BUSINESS

Superior Wholesale Inventory Financing Trust VII (the "Trust" or the "Issuer") was formed pursuant to a trust agreement, dated as of March 15, 2001, between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Owner Trustee. On March 15, 2001, the Trust issued Asset Backed Certificates, with an aggregate initial certificate balance of
$125,000,000. On March 15, 2001, the Trust also issued Floating Rate Asset Backed Term Notes, Series 2001-A in the aggregate principal amount of $2,000,000,000 and Floating Rate Asset Backed Term Notes, Series 2001-B in the aggregate principal amount of $750,000,000. On August 24, 2001, the Trust issued Floating Rate Asset Backed Revolving Note, Series 2001-RN1 with a specified maximum revolver balance of $1,000,000,000. On August 29, 2001, the Trust issued Floating Rate Asset Backed Term Notes, Series 2001-C in the aggregate principal amount of $1,000,000,000. For further information, refer to the Prospectus Supplements dated March 7, 2001 and August 22, 2001.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust was formed pursuant to a trust agreement between Wholesale Auto Receivables Corporation (the "Seller") and Chase Manhattan Bank USA, National Association, as Owner Trustee for the Trust. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Floating Rate Asset Backed Notes and Floating Rate Asset Backed Certificates representing undivided interests in the Trust. The Trust's property includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon, basis swaps and certain other property.

                     Date of            Initial
                      Trust            Wholesale
                    Sale and            Finance
                    Servicing             Sale                Asset-Backed            Asset-Backed
      Trust         Agreement            Amount                   Notes               Certificates
  ------------  ------------------  -----------------   --------------------------   ---------------
                                       (millions)              (millions)               (millions)

  Superior      March 15, 2001         $  2,875.0       Term Notes     $  2,000.0       $   125.0
  Wholesale                                             2001-A
  Inventory
  Financing                                             Term Notes     $    750.0
  Trust VII                                             2001-B

                August 24, 2001        $  1,000.0       Revolving      $  1,000.0
                                                        Note 1

                August 29, 2001        $  1,000.0       Term Notes     $  1,000.0
                                                        2001-C


General Motors Acceptance Corporation ("GMAC"), the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each type of note and certificate based on a floating interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                              CROSS REFERENCE SHEET


Exhibit No.                                 Caption                                              Page
-----------       --------------------------------------------------------------                ------

    --            Superior Wholesale Inventory Financing Trust VII,
                  Independent  Auditors' Report,  Financial  Statements and                      II-3
                  Selected   Quarterly  Data  for  the  period  March  15,  2001
                  (inception) through December 31, 2001.



                                      11-2

INDEPENDENT AUDITORS' REPORT


The Superior Wholesale Inventory Financing Trust VII, its Certificateholders, Wholesale Auto Receivables Corporation, and Chase Manhattan Bank USA, National Association, Owner Trustee:

We have audited the accompanying Statement of Assets, Liabilities and Equity of the Superior Wholesale Inventory Financing Trust VII as of December 31, 2001, and the related Statement of Distributable Income for the period March 15, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Superior Wholesale Inventory Financing Trust VII at December 31, 2001, and its distributable income and distributions for the period March 15, 2001 (date of inception) to December 31, 2001, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
Detroit, Michigan

Date:  March 11, 2002

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                   STATEMENT OF ASSETS, LIABILITIES AND EQUITY


                                                          December 31, 2001
                                                      ------------------------
                                                      (in millions of dollars)
ASSETS

Receivables (Note 2)..................................       $   3,869.4
                                                             -----------

TOTAL ASSETS..........................................       $   3,869.4
                                                             ===========


LIABILITIES AND EQUITY (NOTES 2 AND 3)

Asset-Backed Term Notes...............................       $   3,000.0

Asset-Backed Revolving Note...........................             744.4

Asset-Backed Certificates (Equity)....................       $     125.0
                                                             -----------

TOTAL LIABILITIES AND EQUITY..........................       $   3,869.4
                                                             ===========


Reference should be made to the Notes to Financial Statements.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                       Year Ended
                                                     December 31, 2001*
                                                   -----------------------
                                                   (in millions of dollars)
Distributable Income

   Allocable to Principal.................             $     864.6

   Allocable to Interest..................                    86.3
                                                       -----------

Distributable Income......................             $     950.9
                                                       ===========


Income Distributed                                     $     950.9
                                                       ===========


* Represents the period March 15, 2001(inception) through December 31, 2001.


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


NOTE 2.  SALE OF NOTES AND CERTIFICATES

On March 15, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $2,875.0 million in exchange for Asset Backed Notes representing indebtedness of the Trust and Asset Backed Certificates representing equity interests in the Trust. The Asset Backed Notes include $2,000.0 million Floating Rate Asset Backed Term Notes, Series 2001-A, and $750.0 million Floating Rate Asset Backed Term Notes, Series 2001-B. The Floating Rate Asset Backed Certificates totaled $125.0 million. On August 24, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables in exchange for an Asset Backed Revolving Note, Series 2001-RN1, with a specified maximum revolver balance of $1,000.0 million, representing indebtedness of the Trust. On August 29, 2001, the Trust acquired the Seller's right, title and interest in wholesale finance receivables totaling $1,000.0 million in exchange for Floating Rate Asset Backed Term Notes, Series 2001-C, representing indebtedness of the Trust. The Trust property includes certain eligible receivables in accounts included in a pool of accounts, certain receivables generated under each such accounts from time to time secured by new and used automobiles and light trucks, certain monies due or received thereunder, basis swaps and certain other property.

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

In the ordinary course of business, no principal payments will be made on the Floating Rate Asset Backed Term Notes, Series 2001-A, the Floating Rate Asset Backed Term Notes, Series 2001-B, the Floating Rate Asset Backed Term Notes, Series 2001-C, and the Floating Rate Asset Backed Certificates, Class 2001-A until the Targeted Final Distribution Date for each series. During the Revolving Period, the Trust will make payments of principal on, or additional borrowings (up to the specified maximum revolver balance) under, the Floating Rate Asset Backed Revolving Note, Series 2001-RN1, on a daily basis.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (continued)

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

The Floating Rate Asset Backed Term Notes, Series 2001-A interest rate equals the USD One-Month London Interbank Offer Rate ("LIBOR") plus 9 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-A Term Noteholders received interest at a weighted average rate of 3.84% per annum from March 15, 2001 through December 16, 2001.

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

The Floating Rate Asset Backed Term Notes, Series 2001-C interest rate equals the USD One-Month LIBOR plus 8 basis points per annum for each Monthly Distribution Date. Interest on the Term Notes will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Series 2001-C Term Noteholders received interest at a weighted average rate of 2.90% per annum from August 29, 2001 through December 16, 2001.

The Floating Rate Asset Backed Revolving Note, Series 2001-RN1 interest rate equals the USD One-Month LIBOR plus 20 basis points per annum for each Monthly Distribution Date. Interest on the Revolving Note will accrue for the Collection Period (calendar month) immediately preceding each Monthly Distribution Date. The Series 2001-RN1 Revolving Noteholder received interest at a weighted average rate of 3.28% per annum from August 24, 2001 through November 30, 2001.

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS (concluded)

The Floating Rate Asset Backed Certificates, Class 2001-A interest rate equals the USD One-Month LIBOR plus 40 basis points per annum for each Monthly Distribution Date. Interest on the Certificates will accrue from, and including, the most recent Monthly Distribution Date to, but excluding, the current Monthly Distribution Date. The Certificateholders received interest at a weighed average rate of 4.15% per annum from March 15, 2001 through December 16, 2001.

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Trust is a party to interest rate basis swap contracts. The interest rate basis swaps, which relate to the Floating Rate Asset Backed Term Notes, Series 2001-A; Floating Rate Asset Backed Term Notes, Series 2001-B; Floating Rate Asset Backed Term Notes, Series 2001-C; Floating Rate Asset Backed Certificates, Class 2001-A; and Floating Rate Asset Backed Revolving Note, Series 2001-RN1, are contractual agreements between the Trust and GMAC to exchange floating interest rate payments (i.e. the Trust pays Prime and receives LIBOR plus 277.0 basis points, 300.0 basis points, 277.5 basis points, 277.0 basis points, and
277.5 basis points, respectively).

In addition, the interest rate basis swaps will terminate at the time the respective outstanding principal balance of the Floating Rate Asset Backed Term Notes, the Floating Rate Asset Backed Revolving Note or the Asset Backed Certificates has been paid in full. In the event that General Motors Acceptance Corporation ("GMAC") gives notice that it has elected not to extend the revolving period of the sale transaction, the notional amount of the interest rate basis swaps would amortize at the same rate as the outstanding balance of the related debt and equity obligations.

Market risk is mitigated because the derivatives are used to hedge a portfolio of underlying debt and equity obligations. Credit risk of the instruments is limited to payments due from GMAC. The interest rate basis swaps had a positive fair value of $1.3 million at December 31, 2001.

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

                SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VII

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



 2001 Quarters*                                        Interest
 ------------------------------------------      -----------------------
                                                 (in millions of dollars)
 First quarter.............................            $    0.0

 Second quarter............................                35.7

 Third quarter.............................                24.2

 Fourth quarter............................                26.4
                                                        -------

          Total............................            $   86.3
                                                       ========


* Represents the period March 15, 2001 (inception) through December 31, 2001.

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

         -- Superior Wholesale Inventory Financing Trust VII Financial Statements for the period March 15, 2001 (inception) through December 31, 2001.

 (b)              REPORTS ON FORM 8-K.

                  No current reports on Form 8-K have been filed by the abovementioned Trust during the quarter ended December 31, 2001.

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


                          s\  DENIS KELLY
                            --------------------------
                              Denis Kelly
                              Assistant Vice President


Date:  March 27, 2002
       --------------